Form 10QSB
period 2000-04-30
BIO PULSE INTERNATIONAL INC
filed 2000-06-19
CIK 1102939

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
   April 30, 2000                                            0-28973
   --------------                                           ---------

                        BioPulse International, Inc.
                --------------------------------------------
               (Name of small business issuer in its chapter)

       Nevada                                              87-0634278
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

 10421 South Jordan Gateway, Suite 500, South Jordan, Utah          84095
------------------------------------------------------------     ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (801) 523-0101
                                                       ----------------

Securities registered pursuant to section 12(b) of the Exchange Act: None


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date:

As of April 30, 2000, issuer had 6,073,862 shares of its $.001 par value common stock outstanding.



PART  I   FINANCIAL INFORMATION
-------------------------------

Item 1    Financial Statements
------------------------------

          See pages F-1 through F-8 directly following the signature page of this Form 10-QSB.

     Consolidated Balance Sheet as of April 30, 2000
      and April 30, 1999                                                F-3

     Consolidated Statement of Operations for the nine
      months ended April 30, 2000 and 1999, and for
      the Quarters then ended                                           F-4

     Consolidated Statement of Stockholders' Equity for
      April 30, 2000                                                    F-5

     Consolidated Statement of Cash Flows for the nine
      months ended April 30, 2000 and 1999.                             F-6

     Notes to Financial Statements                                      F-7

Item 2    Managements Discussion and Analysis
---------------------------------------------

     BioPulse International, Inc., (the "Company" or "BioPulse") was incorporated in the state of Nevada on July 13, 1984 originally under the name Universal Financial Capital Corp. The Company changed its name in September 1985 to International Sensor Technologies, Inc. As International Sensor Technologies, Inc., the Company incurred heavy losses and no revenue from operations. The Company also experienced five years of inactivity. On January 12, 1999, the Company again changed its name to BioPulse International, Inc. when it acquired BioPulse, Inc. The company is considered to be in its early stages of market development. The company is in the business of managing drug and rehabilitation centers, integrated medicine clinics, and medical research programs.

     BioPulse offers a variety of alternative medicinal products and services, including dietary supplements, clinical procedures, and medical equipment from around the world. The Company's efforts focus on treatments for degenerative diseases such as cancer.

     During 1998, BioPulse identified the initial protocols to be included in the BioPulse treatment programs. The Company evaluated a variety of techniques and products before determining which ones were most appropriate. Some of the selected treatments have not yet been approved by the United States Food and Drug Administration ("the FDA"), so they can be made available only outside the United States. As a result, the Company made arrangements to manage clinics owned by licensed physicians in Mexico and Germany that would utilize these protocols. BioPulse has also developed a protocol for drug and alcohol treatment that can be used in the United States and elsewhere.

     BioPulse was founded to accomplish three objectives; (1) to identify, improve and integrate alternative medicine technologies from around the world; (2) to focus on treatment of debilitating diseases such as cancer; and (3) to improve human well-being by making these treatments available in clinics throughout the world.
                                     2

     BioPulse accomplishes these objectives through three distinct ongoing activities. First, the Company identifies beneficial medical treatments from around the world. Second, the Company evaluates selected treatments for inclusion in the BioPulse treatment programs. Third, the Company manages clinics that offer the BioPulse treatment programs.

     The following discussion contains comments about the financial condition of BioPulse International, Inc. for the nine months ended April 30, 2000 and 1999 and for the Quarters then ended.

Results of Operations
---------------------
     BioPulse International, Inc. restarted operations after its merger with BioPulse Inc. during the fiscal year ended July 31, 1999. Operations began in January 1999.

     As is typical with most new businesses, there is a period of time before the business is profitable. The market needs to be developed, employees trained, policies and procedures fine-tunes and the company needs to become known by and earn its reputation with its potential customers and clients. At the end of the fiscal year and through December 1999, BioPulse was still going through the startup process.

     Since restarting operations, BioPulse has been refining its operations and developing its market. BioPulse has advertised in periodicals targeting its potential patients, rented booths at trade shows and developed a good reputation by its results and by satisfied patients. Its fees started low and have increased as its market developed and as demand for its resources has increased.

     In November 1999 BioPulse entered into a management agreement with an existing clinic in Germany. BioPulse acquired equipment for the Germany clinic and trained its staff in its methods and provide oversight of the clinic.

     Biopulse has outgrown its facilities and in March 2000 moved into a new larger clinic about 1/2 mile from its original location. The clinic space is leased and Biopulse has financed the improvements and equipment purchases through its cash flow. The lease allows Biopulse to deduct the cost of improvements from rent until the cost has been recovered.

     BioPulse's is now operating profitibly. BioPulse is developing and is in the process of implementing financial and other management controls and procedures.

     Revenue from operations for the has increased dramatically during the current fiscal year. For the nine months ended April 30, 2000 revenues were over $ 2,250,000 million compared to approximately $ 125,000 for the same period last year. Biopulse became profitable during January 2000 and for the quarter ended April 30, 2000 it showed a net profit of over $385,000 which recovered losses incurred during the first two quarters of the fiscal year and generated a net profit of $96,000 for the first nine months of the fiscal year.


                                     3

PART II   OTHER INFORMATION
---------------------------

Item 1         Legal Proceedings
--------------------------------
          None

Item 2         Changes in Securities
------------------------------------
          None

Item 3         Defaults Upon Senior Securities
----------------------------------------------
          None

Item 4         Submission of Matters to Vote of Security Holders
----------------------------------------------------------------
          None

Item 5         Other Information
--------------------------------
          None

Item 6         Exhibits and Reports on Form 8-k
-----------------------------------------------
          (a)  Exhibits   Financial Statement Data Schedule

          (b)  Reports on Form 8-k   No reports on Form 8-k were filed
               during the quarter


                                     4

--------------------------------------------------------------------------
Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Biopulse International, Inc.


Date: June 19, 2000                  By: /s/ Jonathan Neville
                                     -------------------------
                                     President


Date: June 19, 2000                  By:/s/ Jan Morse
                                     -------------------------
                                     Secretary


                                     5

                        BioPulse International, Inc.







                            Financial Statements
                   as of April 30, 2000 and July 31, 1999
           and for the nine months ended April 30, 2000 and 1999
                                (Unaudited)



                                    F-1

                        BioPulse International, Inc.

                             Table of Contents


Consolidated Balance Sheet as of April 30, 2000
 and April 30, 1999                                                     F-3

Consolidated Statement of Operations for the nine
 months ended April 30, 2000 and 1999, and for
 the Quarters then ended                                                F-4

Consolidated Statement of Stockholders' Equity for
 April 30, 2000                                                         F-5

Consolidated Statement of Cash Flows for the nine
 months ended April 30, 2000 and 1999.                                  F-6

Notes to Financial Statements                                           F-7


                                    F-2

                        Biopulse International, Inc.
                         Consolidated Balance Sheet
                                (Unaudited)

                                   Assets
                                                        April         July
                                                     30, 2000     31, 1999
                                                   -----------  -----------
Current Assets
Cash                                                  $51,135       $3,988
Accounts receivable (net of allowance for
  doubtful accounts)                                    6,435        1,609
Inventory                                              79,445            -
Note Receivable - Related Party (note 9)               48,725            -
Prepaid Rent, Current                                 113,400            -
                                                   -----------  -----------
Total Current Assets                                  299,140        5,597
                                                   -----------  -----------
Property & Equipment, Net (Note 3)                    541,789      125,127

Other Assets
  Prepaid Rent - Net of Current Portion               216,854            -
  Deposits                                              8,731        8,731
                                                   -----------  -----------
Total Other Assets                                    225,585        8,731
                                                   -----------  -----------
Total Assets                                       $1,066,514     $139,455
                                                   ===========  ===========

                    Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                                   $155,725     $100,729
  Accrued Expenses                                     48,480       37,160
  Unearned Patient Fees                                84,635            -
  Note payable - related party (Note 8)                     -      190,628
                                                   -----------  -----------
Total Current Liabilities                             288,840      328,517
                                                   -----------  -----------
Total Liabilities                                     288,840      328,517
                                                   -----------  -----------
Stockholders' Equity
  Preferred Stock, Class A, authorized
     2,000,000 shares of $.001 par value,
     50,734 issued and outstanding                         50           50
  Common Stock, authorized 100,000,000
     shares of $.001 par value, 6,073,862
     issued and outstanding                             6,074        6,074
  Additional Paid in Capital                        1,018,249    1,018,249
  Less Subscriptions Receivable                       (99,566)    (970,000)
  Accumulated Deficit                                (147,133)    (243,435)
                                                   -----------  -----------
       Total Stockholders' Equity                     777,674     (189,062)
                                                   -----------  -----------
Total Liabilities and Stockholders' Equity         $1,066,514     $139,455
                                                   -----------  -----------

                                    F-3

                        Biopulse International, Inc.
                    Consolidated Statement of Operations
                                (Unaudited)

                                      Quarter Ended April 30,    Nine Months April 30,
                                      ------------------------   ----------------------
                                              2000       1999         2000        1999
                                      ------------------------   ----------------------
Revenues                                $1,119,915    $94,288     $2,256,573  $128,373

Cost of Goods Sold                         360,062     76,225        994,728    93,525
                                      ------------------------   ----------------------
Gross Profit                               759,313     18,063      1,262,345    34,848
                                      ------------------------   ----------------------
Operating Expenses:

General and Administrative                 373,770     44,358      1,151,040   145,322
                                      ------------------------   ----------------------
Total Expenses                             373,770     44,358      1,151,040   145,014
                                      ------------------------   ----------------------
Net Loss From Operations                   385,543    (26,295)       111,305  (116,166)

Loss from abandonment of
 Leasehold Improvements                          -          -         15,003         -
                                      ------------------------   ----------------------
Net Income before taxes                    385,543    (26,295)        96,302  (116,166)

Provisions for Income Taxes                      0          0              0         0
                                      ------------------------   ----------------------
Net Income                                $385,543   ($26,295)       $96,302 ($116,166)
                                      ========================   ======================
Net Income Per Share                         $0.08      (0.01)         $0.02     (0.03)

Weighted Average Shares Outstanding      6,073,860  4,073,862      6,073,862 4,073,862


                                    F-4

                        Biopulse International, Inc.
               Consolidated Statement of Stockholders' Equity

                                                          Subscr-
                                                          iptions  Additional
                        Preferred Stock     Common Stock   Recei-  paid-in   Retained
                         Shares  Amount   Shares  Amount    vable  capital   earnings
                      ---------------------------------------------------------------
Balance at inception        -  $   -         -  $    -  $      -  $       -  $     -

Net loss for the year
 ended July 31, 1998        -      -         -       -         -          -        -
                      ---------------------------------------------------------------
Stock for cash to
 organizers                 -      -         -       -         -          -        -

Recapitalization for
 accounting purposes
 of Biopulse, Inc.          -      - 4,000,000   4,000         -          -        -

Recapitalization for
 accounting purposes
 of Biopulse, Inc.          -      -    73,862      74         -       (74)        -

Stock issued for
 subscriptions
 receivable at $.49
 per share                  -      - 2,000,000   2,000  (970,000)  968,000          -

Stock issued for
 cash at $1.00 per
 share                 25,000     25         -       -         -    24,975          -

Stock issued for
 services at $1.00
 per share             25,374     25         -       -         -    25,348          -

Net loss for the
 year ended
 July 31, 1999                                                              (243,435)
                      ---------------------------------------------------------------
Balance,
 July 31, 1999         50,374     50 6,073,862   6,074  (970,000) 1,018,249 (243,435)

Collection of
 subscriptions
 receivable                 -      -         -       -  870,434          -         -

Net profit for the
 nine months ended
 April 30, 2000
 (Unaudited)                -      -         -       -        -          -    96,302
                      ---------------------------------------------------------------
Balance,
 April 30, 2000        50,374    $50 6,073,862  $6,074 ($99,566)$1,018,249 ($147,133)



                                    F-5

                        Biopulse International, Inc.
                    Consolidated Statement of Cash Flows
                                (Unaudited)

                                                            For nine         For nine
                                                        months ended     months ended
                                                      April 30, 2000   April 30, 1999
                                                      ---------------  ---------------
Cash flows from operating activities

Net Income                                                $   96,302        ($116,166)
Adjustments to reconcile net income
  to cash provided by operations
  Depreciation and Amortization                               35,552            5,692
  (Increase) decrease in receivables                          (4,826)               0
  (Increase) decrease in Inventory                           (79,445)               0
  Increase (decrease) in payables                             54,996           34,936
  Increase (decrease) in accrued expenses                    (11,320)           3,563
  Increase (decrease) in unearned fees                        84,635              750
                                                      ---------------  ---------------
  Net cash provided by operating activities                  175,894          (71,225)
                                                      ---------------  ---------------
Cash flows from investment activities
  Purchase of Equipment                                     (429,574)         (45,041)
  Cash paid for deposits                                           0                0
  Cash loan (to) from related party                          (48,725)          73,916
  Cash for prepaid rent                                     (330,254)               0
                                                      ---------------  ---------------
Net Cash (used) provided by investing activities            (808,553)          28,875
                                                      ---------------  ---------------
Cash flows from Financing Activities
  Issued common stock for cash                               870,434           54,373
  Principal payments on short term debt                     (190,628)               -
                                                      ---------------  ---------------
Net Cash (used) provided by financing activities             679,806           54,373
                                                      ---------------  ---------------
Net increase (decrease) in cash                               47,147           12,023

Cash, beginning of period                                      3,988                0
                                                      ---------------  ---------------
Cash, end of period                                         $ 51,153         $ 12,023
                                                      ---------------  ---------------

                                    F-6


                        Biopulse International, Inc.
                     Notes to the Financial Statements
                          April 30, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

a.   Organization

     Biopulse International, Inc. (the Company) was incorporated in the State of Nevada on July 13, 1984 originally under the name of Universal Financial Capital Corp. The Company changed its name in September 1985 to International Sensor Technologies, Inc. As International Sensor Technologies, Inc. the Company incurred heavy losses and no revenue from operations. The Company also experienced five years of inactivity. On January 12, 1999, the Company again changed its name to BioPulse International, Inc. when it acquired BioPulse, Inc. The Company is in the business of managing drug and rehabilitation centers, integrated medicine clinics, and medical research programs.

     The Company issued 4,000,000 common shares in exchange for 100 percent of the outstanding stock of Biopulse Inc., a Utah corporation organized June 4, 1998. The share exchange with Biopulse, Inc. was accounted for as a reverse acquisition (recapitalization), therefore all historical financial information is that of the accounting survivor Biopulse, Inc.

b.   Recognition of Revenue

     The Company recognizes income and expense on the accrual basis of accounting. Revenue from services to patients is recognized as services are performed.

c.   Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.   Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately 2,370,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2000. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at April 30, 2000 and July 31, 1999 and 1998:


                                    F-7

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                          April 30, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

                                                    April 30,     July 31,
                                                         2000         1999
    Deferred tax asset:                            -----------  -----------
     NOL carrryforward                             $  700,000  $   700,000
     Valuation allowance                           (  700,000) (   700,000)
                                                   ----------- ------------
      Total                                        $        -  $         -
                                                   =========== ============

f.   Principles of Consolidation

     These financial statements include the books of Biopulse
International, Inc and its wholly owned subsidiary Biopulse, Inc. All intercompany transactions and balances have been eliminated in the consolidation.

g.   Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

h.   Accounts Receivable Allowance

     The Company periodically reviews accounts receivable and the allowance for doubtful accounts. At April 30, 2000, and April 30, 1999 no allowance was considered necessary.

i.   Inventory

     Inventory is recorded at the lower of cost or market on the first-in, first-out basis, and consists primarily of nutrition supplements and medical supplies.

NOTE 2 - Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue developing its medical clinics, thus creating necessary operating revenue.


                                    F-8

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                          April 30, 2000 and 1999

NOTE 3 - Property and Equipment
-------------------------------

     The Company capitalizes purchases of long lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increases the value of or extend the life of the asset.

     Capitalized assets are depreciated over the estimated useful lives of the assets (five to seven years for furniture and fixtures and leasehold improvements, three to five years for computer equipment) on the straight line basis.

    Property and Equipment consists of the following at October 31, 1999, July 31, 1999 and 1998:

                                               April 30,    April 30,
                                                    2000         1999
                                              -----------  -----------
Furniture & Equipment                         $  129,204  $    20,465
Medical Equipment                                453,130       17,564
Leasehold Improvements                             5,892        7,011
Accumulated Depreciation                         (46,437)      (5,692)
                                              ----------- ------------
   Total Property & Equipment                 $  541,789  $    39,349
                                              =========== ============

NOTE 4 - Not Used
-----------------

NOTE 5 - Related Party Transactions
-----------------------------------
     A corporation under common ownership loaned the Company $73,916 during the nine months ended April 30, 2000. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at April, 30, 2000 and April 30, 1999 is $0 and $73,916.

     The Company loaned a corporation under common ownership $48,725 during the nine months ended April 30, 2000. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at April 30, 2000 is $48,725.

NOTE 6 - Equity
---------------
     During January, 1999, the Company issued 4,000,000 shares of common stock for 100 percent of the outstanding stock of Biopulse, Inc. The shares were valued at $4,000.

     During April 1999, the Company issued 2,000,000 shares of common stock for subscriptions receivable of $970,000.

     During April 1999, the Company issued 25,000 shares of preferred stock, class "A" for cash of $25,000.

     During April 1999, the Company issued 25,374 shares of preferred stock, class "A" for services valued at $25,374.
                         (Left blank Intentionally)
                                F-9

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                          April 30, 2000 and 1999

NOTE 7 - Commitments and Contingencies
--------------------------------------

     The Company is committed to an operating lease for office space in Sandy, Utah. The lease requires the Company to pay monthly rent of $8,731 and expires December 2003.

     The Company is committed to an operating lease for office space in Tijuana, Mexico. The lease is commenced March 1, 2000 and is for a period of 5 years with 3 - 5 year options for renewal and requires the Company to pay monthly rent of $7,500 increasing to $13,108 in the fifth year.

     Future minimum operating lease payments are as follows at July 31, 1999:

                         2000           $   183,248
                         2001               234,668
                         2002               236,253
                         2003               255,992
                         2004               159,131
                                        ------------
                         Total          $ 1,069,292

NOTE 8 - Notes Payable-Related Party
------------------------------------

     Notes payable - related party are detailed as follows:
                                                  April 30,    April 30,
                                                       2000         1999
                                                 -----------  -----------
     Note payable to a corporation under
      common ownership, non-interest bearing,
      due within one year and unsecured                   -       73,916

     Total Notes Payable - Related Party         $        -   $   73,916
                                                 ===========  ===========

NOTE 9 - Note Receivable - Related Party
----------------------------------------
     Notes receivable - related party are detailed as follows:

                                                   April 30,    April 30,
                                                        2000         1999
                                                  -----------  -----------
     Note receivable from a corporation, under
      common ownership, non-interest bearing,
      due within one year                             48,725            -
                                                  -----------  -----------
    Total Notes receivable - Related Party        $   48,725   $        -
                                                  ===========  ===========

                                    F-10

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                          April 30, 2000 and 1999

NOTE 10 - Preferred Stock
-------------------------

     The Company has authorized five classes of Preferred Stock, each class has 2,000,000 shares authorized at $.001 par value. At April 30, 2000, the Company has 50,374 shares of Class A convertible preferred stock outstanding. These shares are convertible into common stock at a rate of two shares of common stock for each share of preferred stock any time after January 8, 2000. Since the Company's common stock was valued at $.49 per share at the commitment date, no beneficial conversion feature was accounted for.

NOTE 12 - Reverse Stock Split
-----------------------------

     In November 1998, the board of directors authorized a 1 for 400 reverse stock split. These financial statements have been retroactively restated to reflect the reverse split.

NOTE 13 - Unaudited Information
-------------------------------

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the nine months ended April 30, 2000. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.




                                    F-11