Form 10KSB
period 2000-07-31
BIO PULSE INTERNATIONAL INC
filed 2000-11-13
CIK 1102939

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       July 31, 2000
                                     -------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------   -------------

                       Commission File Number 0-27727
                                             ---------
                        BIOPULSE INTERNATIONAL, INC.
                       ------------------------------
               (Name of small business issuer in its chapter)

     Nevada                                              87-0634278
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

10421 South Jordan Gateway, Suite 500, South Jordan, Utah           84095
---------------------------------------------------------        ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code             (801) 523-0101
                                                         ------------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                   $.001 par value, common voting shares
                   --------------------------------------
                              (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form
10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was: $ 3,107,636.

The aggregate market value of the issuer's voting stock held as of July 31, 2000, by non-affiliates of the issuer was approximately $11,675,427.

As of July 31, 2000, issuer had 7,329,610 shares of its $.001 par value common stock outstanding.


Transitional Small Business    Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: none

                                               Exhibit Index is on page 20

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. These statement by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the Company's control. These factors include but are not limited to economic conditions generally and in the industries in which the Company may participate; competition within the Company's chosen industry, including competition from much larger competitors; technological advances and failure by the Company to successfully develop business relationships.

                                   PART 1

Item 1.   Description of Business

OVERVIEW

     BioPulse International, Inc., (the "Company" or "BioPulse") was incorporated in the state of Nevada on July 13, 1984 originally under the name Universal Financial Capital Corp. The Company changed its name in September 1985 to International Sensor Technologies, Inc. As International Sensor Technologies, Inc., the Company incurred heavy losses and no revenue from operations. The Company also experienced five years of inactivity. On January 12, 1999, the Company again changed its name to BioPulse International, Inc. when it acquired BioPulse, Inc. The company is in the business of managing integrated medicine clinics and medical research programs.

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

                                     2

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

INDUSTRY BACKGROUND - ALTERNATIVE MEDICINE

     Health care is one of the largest industries in the world, accounting for over 10% of U.S. GNP. Pharmaceutical companies alone spend over $8 billion per year in marketing.

     The "alternative medicine" industry includes a broad spectrum of products and services, ranging from chiropractic and herbal remedies to acupuncture and aroma therapy. Some segments of the industry are regulated through board certification and/or government agencies such as the FDA. Other segments are largely unregulated.

     While the term "alternative medicine" can include everything from herbal remedies to acupuncture, its meaning actually changes over time.
For example, herbal supplements that years ago were produced only by specialized manufacturers and sold primarily through health food stores are now produced by major pharmaceutical companies and sold in ordinary grocery stores. Once considered "alternative," these supplements are now more likely to be considered "traditional." Practices that are considered "alternative" in the United States, such as acupuncture, are considered "traditional" in other countries, such as China.

     The fluid nature of these classifications has led many industry observers to adopt the term "integrative medicine," reflecting the combination of "alternative" and "traditional" medical procedures.

     The integrated medicine industry as it currently exists presents significant problems for prospective patients. A goal of BioPulse will be to evaluate the effectiveness and safety of these modalities. The challenges confronting persons seeking integrated modalities include:

     LACK OF STANDARDS. Many of the people seeking alternative medical treatment are motivated by desperation and fear. They can be susceptible to illegitimate practitioners who make unsubstantiated promises. There is a pressing need for documenting results of other non-traditional protocols. BioPulse intends to research and evaluate these results.

     FRAGMENTATION. The market for alternative medicine is highly fragmented and diverse, which leads to high costs. Most care is offered by stand-alone clinics that specialize in one treatment or another. Patients often visit multiple clinics searching for the appropriate treatment.
There is a need for consolidation and standardization so patients seeking care can find effective treatment at an affordable cost.


                                     3

     REGULATORY ENVIRONMENT. In the U.S., medical treatment is highly regulated by the FDA and other regulatory agencies. The FDA's objective is to assure that new products are safe and effective. There is a need for a concerted effort to conduct the research and provide the studies necessary to obtain U.S. regulatory approval of these treatments.

BUSINESS MODEL.

     BioPulse engages in clinic management as well as research and development of alternative medicine.

     The BioPulse treatment programs offered at these clinics are not exclusively "alternative." A better term to describe the treatment programs is "integrative medicine," because the programs are largely based on traditional medicine.

     The Company strives to accomplish its corporate objectives by engaging in the following activities:

1. IDENTIFY BENEFICIAL MEDICAL TREATMENTS FROM AROUND THE WORLD. These treatments are often considered "alternative" in the United States, although they may be practiced regularly in the country of origin. To perform this function, the Company participates in health-oriented trade shows and forums and invites lecturers and specialists to visit clinics that use integrated treatment. BioPulse will engage in ongoing dialogue with health care providers and leaders in the alternative medicine industry who often introduce the Company to new medical treatments; visit clinics in other countries to learn about other treatments; and reviews periodicals that specialize in alternative treatments. For these purposes, "medical treatments" may include nutritional supplements, therapeutic devices or machines, and biofeedback devices, as well as treatment practices and medications, including treatments and techniques commonly called "biotech."

     There is worldwide expansion of research and development in medical technology and techniques. The Internet has made this knowledge more widely available than ever before. Many of the new treatments could be highly promising if documented properly.

     The Company pays particular attention to identifying medical treatments that:

     (1) could show promise if documented properly in fighting cancer, diabetes, and other degenerative diseases;
     (2) are not unsafe as practiced by qualified medical personnel; and
     (3) are cost effective for patients.

                                     4

     BioPulse is focusing on the continuing improvement and evaluation of promising technology.

2. EVALUATE SELECTED TREATMENTS FOR INCLUSION IN THE BIOPULSE TREATMENT PROGRAMS. Medical treatments that have shown promising results are evaluated for compatibility and suitability for inclusion in the treatment programs by the medical staff of clinics BioPulse serves. Those treatments that comply with the BioPulse treatment philosophy and are complementary to the BioPulse treatment objectives may be added to the BioPulse treatment programs.

     One of the most prominent medical problems is cancer. There are a variety of theories about the causes of cancer and the appropriate types of treatment. BioPulse recognizes the difficulty and complexity of treating cancer and encourages its clients to seek the best treatment they can get anywhere they can get it.

     Without criticizing any particular theory or treatment, BioPulse focuses on proposed cancer treatments that may be effective for many people while allowing them to maintain overall health. BioPulse has a similar approach to other difficult diseases such as AIDS and heart disease. As a result, there is an ongoing need for evaluation and further research and development. When promising technology is identified, the Company may acquire intellectual property rights as appropriate, such as through licensing.

3. MANAGE CLINICS IN VARIOUS LOCATIONS. The Company contracts with qualified medical care providers in various locations who provide the integrated treatment programs. BioPulse assists these providers by performing clinic management functions and research and development functions. These medical care providers are licensed in their respective jurisdictions for their respective fields of expertise and actually own the local clinics. The Company receives a management fee for its efforts and allows the clinics to use the BioPulse name to identify the availability of the integrated treatment programs at its facilities deemed acceptable to BioPulse and the medical personnel owning the clinics and conducting the treatment programs.

SCOPE OF BIOPULSE TREATMENT PROGRAMS.

     The nature of medical care makes the industry one of the more heavily regulated sectors. In the United States, a variety of governmental agencies have jurisdiction over health care products and services. For example, each state has licensing boards that regulate the ability of individuals to work as physicians, nurses, or other health care providers. The Food and Drug Administration (FDA) regulates the use of drugs and other medicines within the United States. The Federal Trade Commission (FTC) regulates certain aspects of the practice of medicine, including advertising and marketing. Other countries have comparable regulatory frameworks.

                                     5

     BioPulse strives to comply with all applicable laws, rules and regulations in the various jurisdictions in which it operates. BioPulse treatment programs focus on modalities that are allowed by the federal and state governments.

     The BioPulse treatment programs include a variety of "alternative" and "traditional" protocols approved by the treating physician.

     It is not feasible to describe all of the various protocols used in the BioPulse treatment programs. As with any health care facility, the treatment program for each patient depends on the physician's diagnosis of that particular patient.

BUSINESS CONDITIONS

     The Company operates in a highly competitive environment. The Company believes its competitors include the established medical communities, health spas and centers who provide similar health treatments and services, and other alternative medicine clinics. The company must compete against medical providers familiar with and controlling local markets. Further, the Company faces the existing and anticipated danger from large, well-established medical facilities and providers, which are powerful enough to create market "barriers" against the Company's services.

     The Company's objective is to provide affordable, effective alternative medical treatment to as many people as possible. To do so, the Company manages a comprehensive treatment program in Tijuana, Mexico that includes room and board. Actual costs depend on the particular treatments and tests provided for each patient. Patients are required to make a deposit prior to commencing any treatment program. The amount of the deposit depends on the nature of the treatment and the duration of the program. The cost may vary at other locations. These prices are competitive with known competition.

MARKETING

     During 1999, BioPulse, Inc., engaged in a variety of marketing efforts. While the Company believes the most effective marketing efforts are through customer referrals and word of mouth, a variety of additional marketing efforts are being undertaken. Among other things, the Company placed full page advertisements in ALTERNATIVE MEDICINE magazine, INTEGRATIVE MEDICINE magazine, and newsletters published by Clinical Pearls and the International Council for Health Freedom. The Company exhibited at several health industry trade shows during the year, including Whole Life Expositions and Conferences, Del Mar Health Expo, National Nutritional Foods Association Expo, and American Cancer Convention. It established a web page, www.BioPulse.com, which explains the Company's treatment philosophy, protocols, and products. It made contacts with industry leaders and specialists, and sponsored a series of radio call-in shows and discussions. The Company is currently implementing a program of directly informing physicians, chiropractors and other alternative health care practitioners through both trade shows and trade publications. The Company is also evaluating other referral programs that are consistent with regulatory and ethical requirements.


                                     6

     The Company plans to continue these marketing activities in the future, and is exploring a variety of additional marketing efforts, including advertising in newsletters and general interest magazines as well as industry magazines.

PRINCIPAL SUPPLIERS

     Principal suppliers for the clinic are Abbott Laboratories, Merit Pharmaceuticals, Lakeside Pharmaceuticals, Water Oz of Idaho and Reliv International.

PATENTS, TRADEMARKS, LICENSES, ETC.

     None

GOVERNMENTAL APPROVAL

     The nature of the Company's operation is international, spanning several countries. The activity of the Company is likely to vary among the different countries, due to different tax policy, and/or investment policy to be mandated by external entities, in passive and/or active form. The Company, in the course of its operation and during the planning phase, must undertake an in-depth examination of the situation in general and of the financial laws in particular, in each of the countries where the company will operate.

     Providing services and products require the provision of licenses by the relevant authorities of each country in which the Company intends to operate. The licenses required may vary among countries, but for most countries, the required license is to be obtained from the local Food & Drug Administration and the Department of Health. Meeting the particular country requirements and the time involved may have a negative impact upon the Company's activities in a specific country or area.

     The Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities. Compliance with such laws, regulations and ordinances may affect the Company's operation and may necessitate significant capital outlays. Failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of operations or injunction, as well as other regulatory action against the Company or its potential products and services.

ENVIRONMENTAL LAW COSTS AND EFFECTS

     Compliance with federal, state and local regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have an impact on the Company's capital expenditures, earning and competitive position.


                                     7

EMPLOYEES

     The Company currently employs six administrative personnel. Each clinic employs its own staff. None of the Company's current employees are under collective bargaining contracts.

REPORTS TO SECURITY HOLDERS

     The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company which may be viewed at http://www.sec.gov.

ITEM 2:   DESCRIPTION OF PROPERTY

PROPERTY & FACILITIES

     The Company currently leases 5,514 square feet of space in South Jordan, Utah for its administrative operations at a cost of $8,730.50 per month, which is calculated at the lease rate of $19 per square foot. The term of the lease is through the year 2003.

     The Company manages a 12,000 square foot clinic in Tijuana, Mexico owned by Dr. Jesus Omar Sanchez Tiznado. The Company owns medical and office equipment valued at $650,000 which is located at the clinic in Tijuana, Mexico.

     BioPulse does not own and is not obligated on the premises or any equipment utilized by the German clinic. The association between the German clinic and BioPulse began in November, 1999.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state, or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of the management, no director, officer or affiliate of the Company or owner of record or beneficiary of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

                                     8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "BIOP." As of July 31, 2000, the Company had 201 shareholders holding 7,329,610 shares of common stock. Of the issued and outstanding common stock 2,031,486 are free trading, the balance are restricted sock as that term is used in rule 144. The Company has never declared a dividend on its Common Stock.

     The following quotations, as provided by the National Quotation Bureau, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

                               CLOSING BID             CLOSING ASK
                            ----------------        ----------------
                            HIGH         LOW        HIGH         LOW
                            ----         ---        ----         ---
1998-1999
---------
First Quarter
  (Aug 1-Oct 31)            ----         ----       0.25         0.25
Second Quarter
  (Nov 1-Jan 31)            ----         ----       0.25         0.25
Third Quarter
  (Feb 1-Mar 16)            0.01         0.01       1            .25
  (Mar 17-Apr 30)           UNPRICED


Fourth Quarter
  (May 1-July 31)           4.75         2          5.50         2.3125

1999-2000
---------
First Quarter
  (Aug 1-Oct 31)            7.875        4          9.50         5
Second Quarter
  (Nov 1-Jan 31)            9            4.50       10.75        6.50
Third Quarter
  (Feb 1-Apr 30)            6            3          9.75         5
Fourth Quarter
  (May 1-July 31)           3.75         2          6.50         3



                                     9

Ask Adam???

  The Company plans to continue these marketing activities in the future, and is exploring a variety of additional marketing efforts, including advertising in newsletters and general interest magazines as well as industry magazines.

  On November 19, 1998, a 400 to 1 reverse split took place on the outstanding shares of the Company.

     The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

     The present intention of management is to utilize all available funds for the development of the Company's business.

DESCRIPTION OF SECURITIES.

     The Company is presently authorized to issue one hundred and ten million (110,000,000) shares, which shall be divided into one hundred million (100,000,000) of Common Stock having a par value of $.001 each; two million (2,000,000) shares of Class A Preferred Stock having a par value of $.001; two million (2,000,000) shares of Class B Preferred Stock having a par value of $.001; two million (2,000,000) shares of Class C Preferred Stock having a par value of $.001: two million (2,000,000) shares of Class D Preferred Stock having a par value of $.001; two million (2,000,000) shares of Class E Preferred Stock.

COMMON STOCK

     The holders of common stock are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefor.
No holder of any shares of common stock has a preemptive right to subscribe for any securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding are fully paid, validly issued and non-assessable. Each share of common stock is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shared voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holder of the remaining shares will not be able to elect members to the Board of Directors.


PREFERRED STOCK

     The rights of the various classes of preferred stock shall be determined by the Board of Directors as approved by a majority of the shareholders. To date, 50,374 Preferred Shares have been issued At July 31, 2000 25,000 Preferred Shares are outstanding.

     The Company has appointed Interwest Transfer Company, 1981 E. 4800 S., Salt Lake City, Utah 84117, as the transfer agent and registrar for the Company's securities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion contains comments about the financial condition of BioPulse International, Inc. for the Fiscal Year Ended July 31, 2000.

RESULTS OF OPERATIONS

     BioPulse International, Inc. restarted operations after its merger with BioPulse Inc. during the fiscal year ended July 31, 1999. Operations began in January 1999.

     As is typical with most new businesses, there is a period of time before the business is profitable. The market needs to be developed, employees trained, policies and procedures fine-tunes and the company needs to become known by and earn its reputation with its potential customers and clients. At the end of the its last fiscal year and during the first half of its current fiscal year, BioPulse was still going through the startup process.

     Since restarting operations, BioPulse has been refining its operations and developing its market. BioPulse has advertised in periodicals targeting its potential patients, rented booths at trade shows and developed a good reputation by its results and by satisfied patients. Its fees started low and have increased as its market developed and as demand for its resources has increased. BioPulse has also been developing new treatments to offer its patients and expand its market.

     During the current fiscal year, the company became profitable. For the current fiscal year ended July 31, 2000, the company had a net profit of $ 155,031 and revenues of $ 3,107,635 compared to a net loss of $ 243,435 and revenues of $ 289,623 during the last fiscal year.

SIGNIFICANT ELEMENTS OF INCOME OR LOSS THAT DO NOT ARISE FROM CONTINUING OPERATIONS

     There are no significant elements of income or loss that do not arise from continuing operation during the current fiscal year.


LIQUIDITY

     The company has one note payable to unrelated parties other than accounts Payable of $86,000. Funds were provided to finance the company during its development stage primarily by notes payable from related parties. A substantial block of stock (2,000,000 shares) was sold for approximately $1,000,000 in notes receivable, of which the Company has collected approximately $900,000. As of the end of the fiscal year, an additional $100,000 was remaining in notes receivable.

     The proceeds from the stock sale provided liquidity for the company to carry the company through its development period. The company is currently generating sufficient cash flow to finance operations.

KNOWN TRENDS

     There are no known trends, events or uncertainties that have had or that are reasonable expected to have a material impact on the net sales or revenues or income from continuing operations.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND CAPITAL RESOURCES

     There are no material commitments for capital expenditures. BioPulse has made all of the capital expenditures necessary to carry on its business. BioPulse is exploring raising additional equity to finance expansion at an greater pace than can be financed from current operations.

ITEM 7.   FINANCIAL STATEMENTS

     Reference is made to the financial statements and supplementary data set forth in this Form 10-KSB report as indexed in Part IV, Item 13, and by such reference such information is incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.


NAME                  AGE       POSITION          DIRECTOR OR OFFICER SINCE
----------------      ----      ----------        -------------------------
Stephen R. Fey        51        Chairman          July 1998
Director

Jonathan Neville      46        President &       January 1999
                                Director

Jan Morse             39        Secretary         September 1999

F. Briton McConkie    54        Director          July 1998

Loran Swensen         43        Director          January 1999

Robert Morrow         60        Director          January 1999

Michael L. Jones      47        Treasurer         January 2000

     Each director serves for a period of one year or until his successor is duly elected and qualified. Officers serve at the will of the Board of Directors.

     The following sets forth certain biographical information relating to the Company's Officers and Directors:

     JONATHAN NEVILLE, DIRECTOR. Mr. Neville is a graduate of Brigham Young University where he earned a B.S. in Agricultural Economics, an M.S. in Agribusiness, and a J.D. After graduating, he clerked for H. Vern Payne, Chief Justice of the New Mexico Supreme Court. He then spent five years in the U.S. Air force as a Judge Advocate General. He became General Counsel for Genesis Seed Corporation in 1986, a national turf seed producer and distributor. In 1991, he co-founded Tempus Entertainment, Inc. After selling his interest in Tempus in 1993, he co-founded Multi-Dimensional Studios in 1994, a leading producer of 3D computer animation and videos. He has advised a variety of other startups and small companies, including Advanced Technologies Group, Inc. He co-founded BioPulse, Inc., in 1998 with Mr. Swensen and Mr. Morrow. Since 1980 he has written of 30 volumes of the Legalines series for Harcourt Brace Jovanovich.

     STEPHEN R. FEY, DIRECTOR. Mr. Fey graduated from Brigham Young University with a B.S. degree in accounting. He received an MBA degree from the University of Southern California. Along with Mr. McConkie, Mr. Fey was a co-founder of Newport Equity Group, Inc., a financial planning and venture capital firm, and MedGroup, Inc., a medical management corporation specializing in physical and occupational rehabilitation. He served as CFO and director for seven years and since 1992 has been a consultant to MedGroup. Along with Mr. McConkie, Mr. Fey is co-founder of Wasatch Capital, a venture capital and management consulting firm.


     F. BRITON MCCONKIE, JR., DIRECTOR. Mr McConkie is a graduate of the University of Utah. For seven years he was a marketing and product manager for Searle/Will Ross in Salt Lake City, Utah and Milwaukee, Wisconsin. He co-founded Newport Equity Group, Inc., of Provo, Utah, and served a Group Vice President from 1980 through 1985. Mr. McConkie also co-founded MedGroup, Inc., of Los Angeles, California, where he served as CEO from 1985 through 1993. Since then, he has been the Director of Venture Capital/Funding for First Securities, Inc., of Salt Lake City. Mr. McConkie is also a co-founder of Wasatch Capital.

     LORAN SWENSEN, DIRECTOR.   Mr. Swensen has been an entrepreneur since
1980 when he started his own company, Alternate Energy Corp., where he developed high insulating security windows. Mr. Swensen sold the business in 1981 and developed Home Based Business News. In 1984, Mr. Swensen co-founded three companies, Enhanced Simulation where he co-developed and patented a rotating motion simulator for the amusement industry, Multi-Dimensional Studios where he co-developed the MDS 3D EFX Thunder Theater and 3D movies, and Advanced technology Group were is co-developed the Realeyes 3D box. In 1985, Mr. Swensen founded Swensen Research Company where he developed Brain Neuro-Simulators which were sold throughout the medical industry.

     ROBERT E. MORROW, M.D., DIRECTOR. Dr. Morrow is a graduate of the University of Florida where he earned a B.S. in Chemistry, Biology and Psychology. He earned his M.D. from Jefferson Medical College and did a Rotating Internship at St. Vincent's Hospital in Indianapolis. Dr. Morrow participated in the Orthopedic Surgeon Residency Program with Indiana University Medical Center from 1960 until 1965, including a second year of Children's Orthopedics. Dr. Morrow worked as a full-time Faculty Instructor for the Department of Surgery Medical Center and Shiners Children's Hospital. He also worked as a part time Clinical Instructor and Assistant Clinical Professor at the Department of Orthopedic Surgery University of Utah Medical Center for 1961 until 1986. Dr. Morrow is a member of many groups and societies including a member of the American Academy of Orthopedic Surgeons, the Orthopedic Research Society, the American College of Surgeons, the American Academy of Anti-aging Medicine, and a founding member and officer of the American Spine Society. He has also served as a diplomat of the American Board of Orthopedic Surgery and as past President of the American Academy of Neurological and Orthopedic Surgeons. He has participated in various post-graduate and special courses including courses in: Advanced Neurophysiology in association with Harvard University, Electrodermal Testing and Homeopathy, Nutritional Medicine and Alternative Therapies. Additionally, Dr. Morrow has participated in the Post-graduate Neurological Surgery Laser Workshop at Northwestern University Medical School. Dr. Morrow has presented an exhibit to the Scoliosis Research Society and given a presentation on Nutritional therapy for Downs Syndrome. He has also done extensive studies of mentally and
physically handicapped children and adults   Dr. Morrow has served as the
Medical Director of the National Association of Child Development.

     JAN MORSE, SECRETARY. Ms. Morse is the Secretary and current Director of Operations at the BioPulse International, Inc. corporate offices. Her duties include overseeing the running of the BioPulse business offices, managing staff, payroll and book keeping. From 1997 to the present, Ms. Morse worked at Multi-Dimensional Studios as Executive assistant and Director of Operations. Before joining Multi-Dimensional Studios, Ms. Morse worked as a customer service representative with U.S. West. Ms. Morse attended Southern Utah State College (now Southern Utah University) from 1979 to 1981.

                                     14

     MICHAEL L. JONES, TREASURER. Mr. Jones is a graduate of Brigham Young University in Business Management and attended Graduate School at California State University, Northridge in accounting. He worked in public accounting for over 15 years and was vice president of the accounting firm of Tanner + Co. He served three terms as chairman of the Utah Association of CPAs Taxation Committee. He was listed by Money Magazine as one of America's Best Tax Practitioners. He served for five years as Treasurer of the Utah Republican Party. Mr. Jones has also worked as a management consultant and computer consultant.

INVOLVEMENT IN LEGAL PROCEEDINGS

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii)  engaging in any type of business practice; or

          (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated



                                     15

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following chart sets forth the planned compensation payable to each Officer and Director of the Company from the Company during the next twelve months.

SUMMARY COMPENSATION TABLE

                         Annual Compensation           Long Term Compensation
                                                       Awards         Payouts
                                                       Restr
Name and                                               icted                 All
Principal                               Bonus  Compen  Stock  Options        Other
Position                 Year   Salary  $      sation  Awards /SARs   LTIP   Payout
------------------------------------------------------------------------------------
Jonathan Neville         2000   60,000  -0-    -0-     -0-    -0-     -0-    -0-
President

Jan Morse                2000   24,000  -0-    -0-     -0-    -0-     -0-    -0-
Secretary/Treasurer

Loren Swensen            2000   60,000  -0-    -0-     -0-    -0-     -0-    -0-

Stephen R. Fey           2000   -0-     -0-    -0-     -0-    -0-     -0-    -0-

F. Briton McConkie       2000   -0-     -0-    -0-     -0-    -0-     -0-    -0-

Robert Morrow            2000   36,000  -0-    -0-     -0-    -0-     -0-    -0-

Michael L. Jones         2000   49,400  -0-    -0-     -0-    -0-     -0-    -0-

     No other compensation has been paid directly or accrued to any other officer or director of the Company to date. The Company has no policy for compensating its directors for attendance at Board of Directors meetings or for other services as directors.

     Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval. The Company has no agreement at this time, with any officer, director or key employee, regarding employment with the Company or compensation for services.

     The Company has no retirement, pension, or benefit plan at the present time, however, the Board of Directors may adopt plans as it deems to be reasonable under the circumstances.


                                     16

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENT

     The Company has no employment agreements with its employees or executive officers. No executive officer has received in the last three years any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a Change in the executive officer's responsibilities after a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and the number of Common Stock of the Company, owned of record or beneficially, by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock ("Principal Shareholders"), and the name and share holding of each officer and director, and all officers and directors as a group:


Title of       Name and Address of       Amount and Nature of  Percentage
Class          Beneficial Owner (1)      Beneficial Ownership  of Class
-----------    --------------------      --------------------  ----------

Common         Stephen R. Fey (2)        336,500               4.59%.
               Ivy Lane Row
               Provo, UT 84604

Common         F. Briton McConkie (2)    336,500               4.59%
               4014 Splendor Way
               Salt Lake City, UT 84124

Common         Loran Swensen(3)          1,004,200             13.70%
               10070 Chattle Cir.
               S. Jordan, UT 84095

Common         Jonathan Neville (3)      1,089,200             14.86%
               1089 Ridgetop Corp. Drive
               S. Jordan, UT 84095

Common         Robert Morrow (3)         317,600               4.33%
               6814 E. 300 N
               Huntsville, UT 84317

Common         Cisalpine NV              600,000               8.19%
               Curacasbaaiweg 199
               Curacao Netherland,
               Antilles Islands

Common         Deliman Corporation LTD.  600,000               8.19%
               P.O. Box 3161
               Roadtown Tortla, B.V.I.

Common         Montana Capital
               International             600,000               8.19%

---------------------------------------------------------------------------
                                     17

Common         Officers, Directors and   3,084,000             42.08%
               Nominees as a Group:
               (5 people)

               Total:                    4,884,000             66.63%


(1) The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to received distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in share is deemed to be the beneficial owner of all the shares. Therefore, the chart indicates that several persons may be deemed the beneficial owners of the same shares because there is shared power or investment or share rights of ownership.

(2) Officers of the Company

(3) Directors of the Company

     No beneficial owner of 5% or greater of the Company's stock or any officer or director has the right to acquire any amount of the Company's stock within sixty days, from options, warrants, rights, conversion privilege or similar obligations.

CHANGE IN CONTROL

     To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is not expected to have significant dealings with affiliates. However, if there are such dealings the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person.

ITEM 4. RECENT SALES OF UNREGISTERED SECURITIES.

     On April 6, 1999, 2,000,000 common shares were issued to sophisticated investors in a private placement pursuant to an exemption from registration provided by section 3(b) of the 1933 Securities and Exchange Act and provisions of Regulation D, Rule 504 promulgated under the 1933
Act("Regulation D"). The Company received approximately $970,000 in cash.

     In October of 1999, 600,000 restricted common shares were issued to Celtic Ltd., pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, for services rendered, no cash was received by the Company.

     In February of 2000, 600,000 restricted common shares were issued to Paramo Investment pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, pursuant to a subscription agreement, $60,000 was received by the Company.

                                     18

     In June of 2000, 5,000 restricted common shares were issued to David
J. Weaver, a sophisticated investor, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, $15,000 was received by the Company.

ITEM 5.   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

     There are no provisions in the Nevada corporation law or the Articles of Incorporation of the Registrant requiring the corporation indemnify any of the Registrant officers and directors. The articles of incorporation of the registrant provide for indemnification as follows:

     1) No director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any action taken or an failure to take any action as a director, except as provided in this Article.

     2) The limitation of liability contemplated in this Article shall not extend to (a) the amount of a financial benefit received by a director to which he is not entitled, (b) an intentional infliction of harm on the corporation or the shareholders, (c) an intentional violation of criminal law, or (d) unlawful distributions.

     3) Any repeal or modification of this Article by the stockholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to officers and directors of the Company pursuant to the provisions of the Company's Certificate of Incorporation, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.


                                     19

                                  PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-
          K.

     (a) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1999.

     (c) Exhibits


Exhibit
Number    Title of Document                                 Location
-------   ------------------------------------              ----------
3.01      Amended and Restated Articles of Incorporation,   As filed
          as amended

3.02      Bylaws                                            As filed

10.01     Contract with Dr. Jesus Omar Sanchez Tiznado      As filed

23.01     Consent of Accountant                             See attached

27.01     Financial Data Schedule                           See attached



--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                     BioPulse International, Inc.


Date: November 10, 2000              /s/ Jonathan Neville
                                     ------------------------------
                                     Jonathan Neville
                                     President




Date: November 10, 2000              /s/ Jan Morse
                                     ------------------------------
                                     Jan Morse
                                     Secretary


--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                     BioPulse International, Inc.


Date: November 10, 2000
                                     ------------------------------
                                     Jonathan Neville
                                     President




Date: November 10, 2000
                                     ------------------------------
                                     Jan Morse
                                     Secretary











                                     22

                       INDEX TO FINANCIAL STATEMENTS


The following documents are filed as part of this report:

Report of Independent Accountants.

Financial Statements and Schedules:

     Balance Sheet as of July 31, 2000

     Statement of Operations from inception, June 4, 1998 through July 31,
     2000

     Statement of Stockholder's Equity

     Statements of Cash Flows for the year ended July 31, 2000 and for the Period from inception through July 31, 2000

     Notes to the Financial Statements

     All schedules omitted are not applicable, not required or the required information is included in the financial statements thereto.

































                                     23


                        Biopulse International, Inc.

                     Consolidated Financial Statements

                               July 31, 2000










                              C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . .5

Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . .6

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . .7

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . .8




/Letterhead/

                        INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Biopulse International, Inc.

We have audited the accompanying consolidated balance sheets of Biopulse International, Inc. as of July 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biopulse International, Inc. as of July 31, 2000 and the results of its operations and cash flows for the years ended July 31, 2000 and 1999 in conformity with generally accepted accounting principles.


/S/ Crouch, Bierwolf & Associates
Crouch Bierwolf & Associates

Salt Lake City, Utah
November 8, 2000


                        Biopulse International, Inc.
                         Consolidated Balance Sheet

                                   ASSETS

                                                                 July 31,
                                                                   2000
                                                               -----------
Current assets
   Cash                                                        $   42,055
   Accounts receivable - related party (Note 8)                    19,032
   Accounts receivable (net of allowance for
      doubtful accounts of $8,435)                                 17,030
   Inventory                                                       77,094
   Note receivable - employee                                       9,800
   Prepaid expense - current portion                              133,925
                                                               -----------

Total Current Assets                                              298,936
                                                               -----------
Property & Equipment, Net (Note 2)                                659,729
                                                               -----------
Other assets
   Deposits                                                         8,731
   Prepaid expense - net of current portion                       182,749
                                                               -----------
Total Other Assets                                                191,480
                                                               -----------
     Total Assets                                              $1,150,145
                                                               ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                            $  104,787
   Accrued expenses                                                30,146
   Notes payable (Note 7)                                          86,000
   Unearned revenue                                                77,784
                                                               -----------
Total Current Liabilities                                         298,717
                                                               -----------
   Total Liabilities                                              298,717
                                                               -----------
Stockholders' Equity
   Preferred Stock, Class A, authorized
     2,000,000 shares of $.001 par value,
     25,000 issued and outstanding                                     25
   Common Stock, authorized
     100,000,000 shares of $.001 par value,
     7,329,610 issued and outstanding                               7,329
   Additional Paid in Capital                                   1,092,044
   Less: Subscriptions receivable                              (  159,566)
   Accumulated Deficit                                         (   88,404)
                                                               -----------
Total Stockholders' Equity                                        851,428

Total Liabilities and Stockholders' Equity                     $1,150,145
                                                               ===========

 The accompanying notes are an integral part of these financial statements
                                     4

                        Biopulse International, Inc.
                    Consolidated Statement of Operations

                                               For the Year   For the Year
                                                   Ended         Ended
                                                  July 31,      July 31,
                                                    2000          1999
                                               ------------- -------------
Revenues                                        $ 3,107,636   $   289,623

Cost of Operations                                1,163,598       179,870
                                               ------------- -------------
Gross Profit                                      1,944,038       109,753

Operating Expenses:

   General and administrative                     1,695,007       353,188
   Royalties                                         94,000            -
                                               ------------- -------------
          Total Expenses                          1,789,007       353,188

Net Income (Loss) from Operations                   155,031      (243,435)
                                               ------------- -------------
Net  Income (Loss) Before Taxes                     155,031      (243,435)
                                               ------------- -------------
Provision for Income taxes (Note 1)                     -             -
                                               ------------- -------------
Net  Income (Loss)                              $   155,031   $  (243,435)
                                               ============= =============

Net  Income (Loss) Per Share                    $      .023   $      (.07)
                                               ============= =============
Weighted average shares outstanding               6,825,610     3,073,862
                                               ============= =============



 The accompanying notes are an integral part of these financial statements


                        Biopulse International, Inc.
               Consolidated Statement of Stockholders' Equity

                                                                            Deficit
                                                                        Accumulated
                                                                             During
                                                        Subscr-                 the
                                                        iptions Additional  Develop-
                 Preferred Stock         Common Stock   Recei-     Paid In    opment
                  Shares  Amount     Shares    Amount     vable    Capital    Stage
                 --------------------------------------------------------------------
Balances at
Inception              -  $    -          -    $    -    $    -     $    -   $    -

Net loss for the
  year ended
  July 31, 1998        -       -          -         -         -          -        -
                  -------------------------------------------------------------------

Balance,
  July 31, 1998        -       -          -         -         -          -        -

Stock for cash
 tO organizers         -       -  4,000,000     4,000         -          -        -

Recapitalization
  for accounting
  purposes of
  Biopulse, Inc.       -       -     73,862        74         -        (74)       -

Stock issued for
  subscriptions
  receivable at
  $.49 per share       -       -  2,000,000     2,000  (970,000)   968,000        -

Stock issued for
  cash at $1.00
  per share       25,000      25          -         -         -     24,975        -

Stock issued for
  services at
  $1.00 per share 25,374      25          -         -         -     25,348        -

Net loss for the
  year ended
  July 31, 1999          -     -          -         -         -          - (243,435)
                  -------------------------------------------------------------------
Balance, July
  31, 1999        50,374      50  6,073,862     6,074  (970,000) 1,018,249 (243,435)

Conversion of
  preferred
  stock to
  common
  stock          (25,374)    (25)    50,748        50         -          -        -

Stock issued for
  services             -       -    600,000       600         -       (600)       -

Stock issued for
  subscription
  receivable at
  $.10 per share       -       -    600,000       600   (60,000)    59,400        -

Stock issued for
  $3 per share         -       -      5,000         5         -     14,995        -

Collection of
  subscription
  receivable           -       -          -         -   870,434          -        -

Net Income for
  the year ended
  July 31, 2000        -       -          -         -         -          -  155,031
                  -------------------------------------------------------------------
Balance,
  July 31, 2000   25,000    $ 25  7,329,610   $ 7,329 $(159,566)$1,092,044 $(88,404)
                  ===================================================================



 The accompanying notes are an integral part of these financial statements

                                     6

                        Biopulse International, Inc.
                    Consolidated Statement of Cash Flows

                                                 For the Year  For the Year
                                                    Ended         Ended
                                                  July 31,       July 31,
                                                    2000           1999
                                                ------------- -------------
Cash Flows from Operating Activities
   Net Income (Loss)                            $   155,031   $  (243,435)
   Adjustments to reconcile
     net loss to net cash
     provided by operations:
    Stock for services                                    -        29,374
    Depreciation & Amortization                      60,508        11,385
    (Increase) decrease in receivables              (15,421)       (1,609)
    (Increase) decrease in prepaid expenses        (316,674)       (1,609)
    (Increase) decrease in inventory                (77,094)            -
    (Increase) decrease in notes receivable          (9,800)       (1,609)
    Increase (decrease) in payables                   4,058       100,729
    Increase (decrease) in
      accrued expenses                               (7,014)       37,160
                                               ------------- -------------
Net Cash (Used) Provided by
 Operating Activities                              (206,406)      (66,396)

Cash Flows from Investment
 Activities:
    Purchase of Equipment                          (555,365)     (136,513)
    Cash paid for Deposits                                -        (8,731)
    Cash loan to related party                       19,032             -
                                               ------------- -------------
Net Cash (Used) Provided by
  Investing Activities                             (536,333)     (145,244)
                                               ------------- -------------
Cash Flows from Financing
 Activities:
   Issued common stock for
     cash /and subscription receivable              885,434        25,000
   Cash received from debt financing                 86,000       190,628
   Principal payments on short term debt           (190,628)            -
                                               ------------- -------------
Net Cash (Used) Provided by
  Financing Activities                              780,806       215,628

Net increase (decrease) in cash                      38,067         3,988

Cash, beginning of period                             3,988             -
                                               ------------- -------------
Cash, end of period                             $    42,055   $     3,988
                                               ============= =============
Supplemental Cash Flow Information:
  Cash paid for Interest                        $         -   $         -
  Cash paid for Income Taxes                    $         -   $         -
  Stock issued for Services                     $         -   $    29,374

 The accompanying notes are an integral part of these financial statements
                                     7

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                           July 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies

     a.   Organization
          Biopulse International, Inc. (the Company) was incorporated in the State of Nevada on July 13,1984 originally under the name of Universal Financial Capital Corp. The Company changed its name in September 1985 to International Sensor Technologies, Inc. As International Sensor Technologies, Inc. the Company incurred heavy losses and no revenue from operations. The Company also experienced five years of inactivity. On January 12, 1999, the Company again changed its name to BioPulse International, Inc. when it acquired BioPulse, Inc. The Company is in the business of managing drug and rehabilitation centers, integrated medicine clinics, and medical research programs.

          The Company issued 4,000,000 common shares in exchange for 100 percent of the outstanding stock of Biopulse Inc., a Utah corporation organized June 4, 1998. The share exchange with Biopulse, Inc. was accounted for as a reverse acquisition (recapitalization), therefore all historical financial information is that of the accounting survivor Biopulse, Inc.

          The Company also paid $100,000 to an officer/director of the Company for accounting, legal and organization expenses to recapitalize the Company. This was expensed during the period ended July 31, 1999.

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

     e.   Provision for Income Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately 2,370,000 that will be offset against future taxable income pursuant to limitations of the Internal Revenue Code. These NOL carryforwards begin to expire in the year 2000. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused, and are limited pursuant to the Internal Revenue Code. The loss from the year ended July 31, 1999 can be used to offset income for the period ended July 31, 2000. Accordingly, no tax provision has been recorded.

                                     8

                        BioPulse International, Inc.
                     Notes to the Financial Statements
                           July 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies (continued)


          Deferred tax assets and the valuation account is as follows at July 31, 2000 and 1999:
                                                                July 31,
     Deferred tax asset:                                    2000      1999
                                                        --------- ---------
        NOL carrryforward                               $700,000  $700,000
        Valuation allowance                             (700,000) (700,000)
                                                        --------- ---------
     Total                                              $      -  $      -
                                                        ========= =========

     f.   Principles of Consolidation

          These financial statements include the books of Biopulse International, Inc and its wholly owned subsidiary Biopulse, Inc. All intercompany transactions and balances have been eliminated in the consolidation.

     h.   Use of Estimates in the Preparation of Financial Statements

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

     i.   Accounts Receivable Allowance

          The Company periodically reviews accounts receivable and the allowance for doubtful accounts. At July 31, 2000 the allowance was $8,435.

     j.   Inventory

          Inventory is recorded at the lower of cost or market on the first-in, first-out basis, and consists primarily of nutrition supplements and medical supplies.

NOTE 2 - Property and Equipment

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


                                     9

                        Biopulse International, Inc.
                       (a Development Stage Company)
                     Notes to the Financial Statements
                           July 31, 2000 and 1999

NOTE 2 - Property and Equipment (continued)

          Property and Equipment consists of the following at July 31, 2000 and 1999:

                                                                 July 31,
                                                            2000      1999
                                                        --------- ---------
          Furniture & Equipment                         $144,228   $20,935
          Medical Equipment                              543,087   110,606
          Leasehold improvements                          44,306     4,971
          Accumulated Depreciation                       (71,892)  (11,385)
                                                        --------- ---------
          Total Property & Equipment                    $659,729  $125,127
                                                        ========= =========

          Depreciation expense was $60,508 and $11,385 for the years ended July 31, 2000 and 1999, respectively.

NOTE 3 - Related Party Transactions

          An officer loaned the Company $90,000 during the year ended July
     31, 1999.   The note is non-interest bearing, unsecured, and due
     within one year. The balance of the note at October 31, 1999 and July 31, 1999 is $0 and $90,000.

          A shareholder loaned the Company $10,628 during the year ended July 31, 1999. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at October 31, 1999 and July 31, 1999 is $0 and $10,628.

          A corporation under common ownership loaned the Company $90,000 during the year ended July 31, 1999. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at October 31, 1999 and July 31, 1999 is $0 and $90,000.

          The Company loaned a corporation under common ownership $74,620 during the three months ended October 31, 1999. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at October 31, 1999 is $74,620.

NOTE 4 - Equity

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

          During April 1999, the Company issued 25,374 shares of preferred stock, class "A" for services valued at $25,374.
                                     10

                        Biopulse International, Inc.
                       (a Development Stage Company)
                     Notes to the Financial Statements
                           July 31, 2000 and 1999

NOTE 4 - Equity (continued)

          During the year ended July 31, 2000 the Company has the following equity transactions:

     - Issued 600,000 shares to the underwriter for services rendered in the offering.

     - Issued 600,000 shares at $.10 per share pursuant to a subscription agreement.

     -    Issued 5,000 shares for $3 per share.

NOTE 5 - Commitments and Contingencies

          The Company is committed to an operating lease for office space in Sandy, Utah. The lease requires the Company to pay monthly rent of $8,731 and expires December 2003.

          The Company is committed to an operating lease for office space in Tijuana, Mexico. The lease requires the payment of 11,000 per month adjusted each March 1st by the consumer price index, and expires February 28, 2005. For purposes of computing future obligations a CPI increase of 3.5% is assumed.

          Future minimum operating lease payments are as follows at July
     31, 2000:

          2000      $     98,655
          2001           240,622
          2002           245,372
          2003           250,288
          2004           150,620
          2005            25,246
                    -------------
          Total     $  1,010,803
                    =============

NOTE 6 - Notes Payable-Related Party

          Notes payable - related party are detailed as follows:

                                                            July 31,
                                                     ----------------------
                                                       2000         1999
                                                    ----------   ----------
     Note payable to an officer of the Company,
     non-interest bearing, due within one year
     and unsecured                                        -         90,000

     Note payable to a corporation under
     common ownership, non-interest bearing,
     due within one year and unsecured                    -         90,000

     Note payable to a shareholder of the
     Company, non-interest bearing, due
     within one year and unsecured                        -         10,628
                                                    ----------   ----------
         Total Notes Payable- Related Party         $     -      $ 190,628
                                                    ==========   ==========

                                     11

                        Biopulse International, Inc.
                       (a Development Stage Company)
                     Notes to the Financial Statements
                           July 31, 2000 and 1999

NOTE 7 - Note Payable

          The Company borrowed $86,000 to be paid back on or before September 5, 2000 along with $8,600 in interest. The Company is currently in default on this note.

NOTE 8 - Note Receivable - Related Party

          Notes receivable - related party are detailed as follows:
                                                             July 31,
                                                       2000         1999
                                                    ----------   ----------
          Note receivable from a corporation, under
          common ownership, non-interest bearing,
          due within one year                          19,032          -
                                                    ----------   ----------
         Total Notes receivable - Related Party     $  19,032    $     -
                                                    ==========   ==========

NOTE 9 - Preferred Stock

          The Company has authorized five classes of Preferred Stock, each class has 2,000,000 shares authorized at $.001 par value. At July 31, 1999, the Company has 25,000 shares of Class A convertible preferred stock outstanding. These shares are convertible into common stock at a rate of two shares of common stock for each share of preferred stock any time after January 8, 2000. Since the Company's common stock was valued at $.49 per share at the commitment date, no beneficial conversion feature was accounted for.

NOTE 10 - Reverse Stock Split

          In November 1998, the board of directors authorized a 1 for 400 reverse stock split. These financial statements have been retroactively restated to reflect the reverse split.

NOTE 11 - Royalties

          The Company has an agreement to pay $450 in royalties per patient who participates in a three week treatment program or $21 per day for treatments of less than three weeks.



                                     12