Form 10QSB
period 2000-10-31
BIO PULSE INTERNATIONAL INC
filed 2000-12-18
CIK 1102939

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
----------------------                               ----------------------
 October 31, 2000                                             0-28973

                       BioPulse International, Inc.
               ----------------------------------------------
               (Name of small business issuer in its chapter)

      Nevada                                                 87-0634278
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

10421 South Jordan Gateway, Suite 500, South Jordan, Utah            84095
---------------------------------------------------------        ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's telephone number, including area code     (801) 523-0101
                                                       -----------------
     Securities registered pursuant to section 12(b) of the Exchange Act:
     None


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

As of October 31, 2000, issuer had approximately 7,464,610 shares of its $.001 par value common stock outstanding.





PART  I   FINANCIAL INFORMATION

Item 1    Financial Statements

     See pages F-1 through F-8 directly following the signature page of this Form 10-QSB.


     Consolidated Balance Sheet as of October 31, 2000
      and October 31, 1999                                              F-3

     Consolidated Statement of Operations for the nine
      months ended October 31, 2000 and 1999, and for
      the Quarters then ended                                           F-4

     Consolidated Statement of Stockholders' Equity for
      October 31, 2000                                                  F-5

     Consolidated Statement of Cash Flows for the nine
      months ended October 31, 2000 and 1999.                           F-6

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

     During 1998, BioPulse identified the initial protocols to be included in the BioPulse treatment programs. The Company evaluated a variety of techniques and products before determining which ones were most appropriate. Some of the selected treatments have not yet been approved by the United States Food and Drug Administration ("the FDA"), so they are being studied at clinics outside the United States. The Company made arrangements to have clinical studies done at clinics owned by licensed physicians in Mexico and Germany that would utilize these protocols.

                                     2

     During 2000, the Company began expanding the scope of the treatments it was studying to include biotech developments. The Company believes that recent advances in biochemistry and microbiology have the potential to explain the observable benefits of alternative medicine so that these treatments can be optimized. At the same time, developments in biotech and immunotherapy hold the promise of new treatments that are consistent with the alternative medicine philosophy of improving overall health by working with the body's natural systems to fight disease.

     BioPulse believes that these technological developments can converge with the public shift toward alternative medicine that has been recognized by the U.S. Government and major medical associations and institutions. The Company has focused on cancer, which is the second leading cause of death in the United States (over 500,000 deaths annually) and costs the U.S. economy more than $100 billion per year.

                           RESULTS OF OPERATIONS

     The following discussion contains comments about the financial condition of BioPulse International, Inc. for the Quarter ended October 31, 2000.

     BioPulse International, Inc. restarted operations after a merger with BioPulse Inc. during the fiscal year ended July 31, 1999. Operations began in January 1999.

     As is typical with most new businesses, there is a period of time before the business is profitable. The market needs to be developed, employees trained, policies and procedures fine-tuned and the Company needs to become known and earn a reputation with its potential customers and clients. During the first half of its last fiscal year, BioPulse was still going through the startup process.

     Since restarting operations, BioPulse has been refining its operations and developing its market. BioPulse has advertised in periodicals targeting its potential patients, rented booths at trade shows, developed a good reputation by its results and by satisfied patients. Its fees started low and have increased as its market developed and as demand for its treatments has increased. BioPulse has also been developing new treatments to offer its patients and expand its market.

     During the last half of its last fiscal year, the Company became profitable. The current quarter is the third profitable quarter in a row. Revenues for the current quarter are $1,159,680 compared to $228,208 for the same quarter last year; an increase of 500%. During the quarter, BioPulse acquired the patent pending rights to Aidan Incorporated's dendritic cell vaccine technology. This is partly responsible for the increase in revenues. Revenues from exploiting this technology should be more dramatic in future quarters as more doctors and patients become aware of its potential.

     Gross profit improved even more dramatically. It increased from $43,142 in the first quarter last fiscal year to $761,321 during the first quarter of this fiscal year; an increase of more than 1700%. This is due to increases in fees and as well as the increase in number of patients treated. Net profit went form a loss of $234,804 to a profit of $81,518.


                                     3

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

PART II   OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

          None

ITEM 2         CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES.

     On August 18, 2000, 60,000 restricted common shares were issued to Rob Reeder, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, in exchange for medical equipment valued at approximately $60,000.


     On August 18, 2000, 6,000 restricted common shares were issued to Robert Perez, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. $18,000 was received by the Company.

     On August 18, 2000, 7,500 restricted common shares were issued to Perez Makasian Williams, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. $22,500 was received by the Company.

     On August 18, 2000, 2,500 restricted common shares were issued to Robert Williams, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. $7,500 was received by the Company.

     On September7, 2000, 9,000 restricted common shares were issued to Jack O. Scher, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. $27,000 was received by the Company.

     On September 22, 2000, 25,000 shares of preferred stock issued to Brad Fey were converted to 50,000 shares of common stock pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. No cash was received by the Company.

     On October 12, 2000, an option to purchase up to 900,000 restricted common shares was granted to Loran Swensen, an officer and director of the Company, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase 68,026 shares at a price of $ 3.23 and 831,974 shares at a price of 2.94 per share for a period of nine years. Half of the shares vested on the grant date and the remaining half will vest on January 1, 2001.

     On October 12, 2000, an option to purchase up to 900,000 restricted common shares was granted to Jonathan Neville, an officer and director of the Company, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase 68,026 shares at a price of $ 3.23 and 831,974 shares at a price of 2.94 per share for a period of nine years. Half of the shares vested on the grant date and the remaining half will vest on January 1, 2001.

     On October 12, 2000, an option to purchase up to 250,000 restricted common shares was granted to Robert Morrow, a director of the Company, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase the shares at a price of 2.94 per share for a period of nine years. Half of the shares vested on the grant date and the remaining half will vest on January 1, 2001.

     On October 12, 2000, an option to purchase up to 550,000 restricted common shares was granted to Brit McConkie, a director of the Company, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase the shares at a price of $ 2.94 per share for a period of nine years.

     On October 12, 2000, an option to purchase up to 550,000 restricted common shares was granted to Stephen Fey, a director of the Company, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase the shares at a price of $ 2.94 per share for a period of nine years.

     On October 12, 2000, an option to purchase up to 150,000 restricted common shares was granted to Mike Jones, an officer of the Company,

                                     5
pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase the shares at a price of $2.94 per share for a period of nine years. One third or 50,000 shares were vested at the grant date, an additional third will vest on January 1, 2001, and the remaining third will vest on January 1, 2002.

     On October 12, 2000, an option to purchase up to 50,000 restricted common shares was granted to Jan Morse, an officer of the Company, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase the shares at a price of $2.94 per share for a period of nine years. Half of the shares vested on the grant date and the remaining half will vest on January 1, 2001.

     On October 12, 2000, an option to purchase up to 100,000 restricted common shares was granted to Randall Rayl pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase the shares at a price of $2.94 per share for a period of nine years. Half of the shares vested on the grant date and the remaining half will vest on January 1, 2001.

     On October 12, 2000, an option to purchase up to 100,000 restricted common shares was granted to Debbie Oldson pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grant provides an option to purchase the shares at a price of $2.94 per share for a period of nine years. Half of the shares vested on the grant date and the remaining half will vest on January 1, 2001.

     On October 12, 2000, options to purchase up to 160,500 restricted common shares were granted to approximately twenty persons, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Said grants provides an option to purchase shares at a price of $2.94 per share for a period of nine years.

     On November 21, 2000, 353,636 common shares and warrants to purchase up to an additional 189,318 common shares were issued to Kauser Partners, LP, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. $1,000,000 was received by the Company. The warrants can be exercised for a period of five years at a price of $7.50 per share, which exercise price is subject to change according to the terms of the warrant agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits
               27    Financial Statement Data Schedule
               10.01 BioPulse International, Inc. 2000 Stock Option Plan

Reports on Form 8-k   No reports on Form 8-k were filed during the quarter.

                                     6

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Biopulse International, Inc.


Date: December 15, 2000            By: /s/ Jonathan Neville
                                       --------------------
                                   President


Date: December 15, 2000            By: /s/ Jan Morse
                                       -------------
                                   Secretary





                                     7

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Biopulse International, Inc.


Date: December 15, 2000            By:
                                      --------------------
                                   President


Date: December 15, 2000            By:
                                      -------------
                                   Secretary





                                     7