Form 10QSB/A
period 2000-10-31
BIO PULSE INTERNATIONAL INC
filed 2001-02-14
CIK 1102939

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10-QSB/A-1

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
----------------------                               ----------------------
 October 31, 2000                                            0-28973

                        BioPulse International, Inc.
               ---------------------------------------------
               (Name of small business issuer in its chapter)

       Nevada                                               87-0634278
-------------------------------                   -------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

10421 South Jordan Gateway, Suite 500, South Jordan, Utah           84095
---------------------------------------------------------       -----------
    (Address of principal executive offices)                     (Zip Code)

     Issuer's telephone number, including area code     (801) 523-0101
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




PART  I   FINANCIAL INFORMATION

Item 1    Financial Statements



                              C O N T E N T S




Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . .F-3

Consolidated Statement of Operations . . . . . . . . . . . . . . . .F-5

Consolidated Statement of Stockholders' Equity . . . . . . . . . . .F-6

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . .F-8

Notes to the Consolidated Financial Statements . . . . . . . . . . .F-9




























                                     2

                        Biopulse International, Inc.
                         Consolidated Balance Sheet

                                   Assets

                                                               October 31,
                                                         2000         1999
                                                  ------------ ------------
                                                   (Unaudited)  (Unaudited)
Current assets
   Cash                                            $  104,189  $     8,994
   Accounts receivable (net of allowance for
      doubtful accounts)                              112,940          209
   Inventory                                           83,502       10,425
   Note receivable - employee                           9,800          -
   Note receivable - related party (Note 8)            19,032       74,620
   Prepaid rent - current                             135,080          -
                                                  ------------ ------------
Total Current Assets                                  464,543       94,248
                                                  ------------ ------------
Property & Equipment, Net (Note 2)                    848,238      208,058
Intangible Assets (Note 3)                            689,706          -

Other assets
   Deposits                                             8,731        9,117
   Prepaid rent - net of current portion              151,594          -
                                                  ------------ ------------
Total Other Assets                                    160,325        9,117
                                                  ------------ ------------
     Total Assets                                  $2,162,812  $   311,423
                                                  ============ ============


























                                     3
                        Biopulse International, Inc.
                         Consolidated Balance Sheet
                                (continued)

                    Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                $   92,739  $    58,305
   Accrued expenses                                    20,081        8,084
   Unearned revenue                                    30,466          -
   Notes payable (Note 7)                             911,600          -
                                                  ------------ ------------
Total Current Liabilities                           1,054,886       66,389
                                                  ------------ ------------
   Total Liabilities                                1,054,886       66,389

Stockholders' Equity
   Preferred Stock , Class A, authorized
     2,000,000 shares of $.001 par value                  -             50
   Common Stock, authorized
      100,000,000 shares of $.001 par value,
      7,464,610 issued and outstanding                  7,464        6,074
   Additional Paid in Capital                       1,226,934    1,018,249
   Less: Subscriptions receivable                    (119,586)    (301,000)
   Retained Earnings                                   (6,886)    (478,339)
                                                  ------------ ------------
Total Stockholders' Equity                          1,107,926      245,034
                                                  ------------ ------------
Total Liabilities and Stockholders' Equity         $2,162,812  $   311,423
                                                  ============ ============























                                     4
                        Biopulse International, Inc.
                    Consolidated Statement of Operations


                                              For the Three   For the Three
                                               Months ended   Months ended
                                                 October 31,   October 31,
                                                    2000           1999
                                                ------------- -------------
                                                 (Unaudited)    (Unaudited)

Revenues                                        $  1,159,680  $    228,208

Cost of Goods Sold                                   398,359       185,066
                                                ------------- -------------
Gross Profit                                         761,321        43,142

Operating Expenses:

   General and administrative                        679,803       278,046
                                                ------------- -------------
          Total Expenses                             679,803       278,046

Net Income (Loss) from Operations                    81,518       (234,904)
                                                ------------- -------------
Net  Income (Loss) Before Taxes                       81,518      (234,904)
                                                ------------- -------------
Provision for Income taxes                               -             -
                                                ------------- -------------
Net  Income (Loss)                              $     81,518  $   (234,904)
                                                ============= =============
Net  Income (Loss) Per Share                    $       0.01  $       (.04)
                                                ============= =============
Weighted average shares outstanding                7,464,110     6,073,862
                                                ============= =============
Fully diluted earnings per share                $       0.01  $       (.04)
                                                ============= =============
Fully diluted weighted average
  shares outstanding                               8,626,443     6,073,862
                                                ============= =============


















                                     5
                        Biopulse International, Inc.
               Consolidated Statement of Stockholders' Equity

                                                                             Deficit
                                                                         Accumulated
                                                                              During
                                                       Subscr-                   the
                                                       iptions   Additional   Devel-
                  Preferred Stock      Common Stock     Recei-      paid-in   opment
                    Shares  Amount    Shares  Amount     vable      capital    Stage
                   ------------------------------------------------------------------
Balances at
 inception               -  $    -         -  $   -  $       -   $        -  $     -

Net loss for the
 year ended July
 31, 1998                -       -         -      -          -            -        -
                   ------------------------------------------------------------------
Balance,
 July 31, 1998           -       -         -      -          -            -        -

Stock for cash to
 organizers              -       -  4,000,000            4,000            -        -              -

Recapitalization
 for accounting
 purposes of
 Biopulse, Inc.          -       -    73,862     74          -          (74)       -

Stock issued for
 subscriptions
 receivable at
 $.49 per share          -       -  2,000,000            2,000     (970,000) 968,000              -

Stock issued for
 cash at $1.00
 per share          25,000      25         -      -          -       24,975        -

Stock issued
 for services
 at $1.00 per
 share              25,374      25         -      -          -       25,348        -

Net loss for
 the year ended
 July 31, 1999                                                                   (243,435)
                   ------------------------------------------------------------------
Balance,
 July 31, 1999      50,374      50  6,073,862            6,074     (970,000)    1,018,249                 (243,435)

Conversion of
 preferred stock
 to common stock    (25,374)             (25) 50,748                     50        -              -              -

Stock issued for
 services                -       -   600,000    600          -         (600)       -



                                     6

                        Biopulse International, Inc.
               Consolidated Statement of Stockholders' Equity

                                                                             Deficit
                                                                         Accumulated
                                                                              During
                                                       Subscr-                   the
                                                       iptions   Additional   Devel-
                   Preferred Stock     Common Stock     Recei-      paid-in   opment
                    Shares  Amount    Shares  Amount     vable      capital    Stage
                   ------------------------------------------------------------------

Stock issued for
 subscription
 receivable at
 $.10 per share          -       -   600,000    600    (60,000)      59,400        -

Stock issued for
 $3 per share            -       -     5,000      5          -       14,995        -

Collection of
 subscription
 receivable              -       -         -      -    870,434            -        -

Net Income for the
 year ended
 July 31, 2000                                                               155,031
                   ------------------------------------------------------------------
Balance,
 July 31, 2000      25,000      25  7,329,610            7,329     (159,566)    1,092,044                  (88,404)

Conversion of
 preferred stock
 to common stock    (25,000)             (25) 50,000                     50        -            (25)             -

Stock issued for
 $3 per share            -       -    25,000     25          -       74,975        -

Stock issued for
 equipment               -       -    60,000     60          -       59,940        -

Collection of
 subscription
 receivable              -       -         -      -     40,000            -        -

Net Income for
 the three months
 ended October
 31, 2000                -       -         -      -          -            -   81,518
                   ------------------------------------------------------------------
Balance, October
 31, 2000                -  $    -  7,464,610           $7,464    $(119,566)   $1,226,934                  $(6,886)
                   ==================================================================

                                     7

                        Biopulse International, Inc.
                    Consolidated Statement of Cash Flows

                                                             For the Three
                                                              Months ended
                                                               October 31,
                                                                 2000
                                                             --------------
                                                                (Unaudited)
Cash Flows from Operating
Activities

     Net Income (Loss)                                       $      81,518
     Adjustments to reconcile
       net income to cash
       provided by operations:
      Depreciation & Amortization                                   42,144
      (Increase) decrease in receivables                           (95,910)
      (Increase) decrease in inventory                              (6,408)
      (Increase) decrease in prepaid rent                           30,000
      Increase (decrease) in payables                              (12,048)
      Increase (decrease) in accrued expenses                      (10,065)
      Increase (decrease) in unearned fees                         (47,318)
                                                             --------------

Net Cash (Used) Provided by
 Operating Activities                                              (18,087)

Cash Flows from Investment
 Activities:
    Purchase of Equipment                                         (160,379)
    Acquisition of intangible assets                              (700,000)
                                                             --------------

Net Cash (Used) Provided by
   Investing Activities                                           (860,379)
                                                             --------------
Cash Flows from Financing
 Activities:
     Issued common stock for cash                                   75,000
     (Increase) decrease in subscription receivable                 40,000
     Cash received from debt financing                             825,600
                                                             --------------
Net Cash (Used) Provided by
   Financing Activities                                            940,600
                                                             --------------
Net increase (decrease) in cash                                     62,134

Cash, beginning of period                                           42,055
                                                             --------------
Cash, end of period                                          $     104,189
                                                             ==============








                                     7

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                        October 31 and July 31, 2000

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


                                     9
                        Biopulse International, Inc.
                     Notes to the Financial Statements
                        October 31 and July 31, 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Deferred tax assets and the valuation account is as follows at

                                                October 31,       July 31,
                                                    2000           2000
                                              -------------- --------------
     Deferred tax asset:
        NOL carrryforward                     $     700,000  $     700,000
        Valuation allowance                        (700,000)      (700,000)
                                              -------------- --------------
     Total                                    $         -    $         -
                                              ============== ==============

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

     i.  Accounts Receivable Allowance

          The Company periodically reviews accounts receivable and the allowance for doubtful accounts. At October 31, 2000 the allowance was $36,500.

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

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                        October 31 and July 31, 2000

NOTE 2 - Property and Equipment (continued)

         Property and Equipment consists of the following at October 31, 2000 and July 31, 2000:

                                                October 31,      July 31,
                                                   2000           2000
                                               -------------  -------------
         Furniture & Equipment                  $   171,301    $   144,228
         Medical Equipment                          683,104        543,087
         Leasehold improvements                      93,576         44,306
         Auto                                         4,000              -
         Accumulated Depreciation                  (103,743)       (71,892)
                                               -------------  -------------
         Total Property & Equipment             $   848,238    $   659,729
                                               =============  =============

          Depreciation expense was $60,508 for the years ended July 31, 2000 and $31,850for the three months ended October 31, 2000.

NOTE 3 - Intangible Assets

          The companies intangible assets are patent pending and other technologies acquired form Aidan Inc. in August 2000. The cost of acquiring these assets are capitalized and amortized over their estimated useful life. Patents have a useful life of 17 years.

           Intangible assets consist of the following at October 31,2000:
     Intangible Assets                           $  700,000
     Accumulated Amortization                    (   10,294)
                                                 -----------
     Total Intangible Assets                     $  689,706
                                                 ===========

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






                        Biopulse International, Inc.
                     Notes to the Financial Statements
                        October 31 and July 31, 2000

NOTE 4 - Equity (continued)

         During the year ended July 31, 2000 the Company has the following equity transactions:

     - Issued 600,000 shares to the underwriter for services rendered in the offering.

     - Issued 600,000 shares at $.10 per share pursuant to a subscription agreement.

     -    Issued 5,000 shares for $3 per share.

          During the three months ended October 31, 2000 the Company has the following equity transactions:

     -    Issued 25,000 shares for $3 per share.
     -    Issued 60,000 shares for equipment at $1 per share.

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

          Future minimum operating lease payments are as follows at October 31, 2000:

     2000          $   39,462
     2001             240,622
     2002             245,392
     2003             250,342
     2004             150,650
     2005              25,250
                   -----------
     Total         $  951,718

NOTE 6 -  Royalties

          The Company has an agreement to pay $450 in royalties per patient who participates in a three week treatment program or $21 per day for treatments of less than three weeks.









                        Biopulse International, Inc.
                     Notes to the Financial Statements
                         October 31 and July 31, 2000

NOTE 7 - Note Payable

          The Company borrowed $86,000 to be paid back on or before September 5, 2000 along with $8,600 in interest. The Company is currently in default on this note. The note was repaid in November 2000.

          The Company borrowed $225,000 on October 25, 2000 and is due January 23, 2000. Medical care is to be provided to the lender's daughter in leu of interest. Interest will be charged from the due date, at the annual rate of 18%, if not paid by the due date.


NOTE 8 - Note Receivable - Related Party

         Notes receivable - related party are detailed as follows:

                                                  October 31,  October 31,
                                                      2000         1999
                                                  ------------ ------------
    Note receivable from a corporation, under
      common ownership, non-interest bearing,
      due within one year                              19,032       74,620
                                                  ------------ ------------
         Total Notes receivable - Related Party    $   19,032   $   74,620
                                                  ============ ============

NOTE 9 - Preferred Stock

          The Company has authorized five classes of Preferred Stock, each class has 2,000,000 shares authorized at $.001 par value. At October
     31, 2000, the Company had no preferred stock outstanding.

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

     During the last half of its last fiscal year, the Company became profitable.  The current quarter is the third profitable quarter in a row.
Revenues for the current quarter are $1,159,680 compared to $228,208 for the same quarter last year; an increase of 500%. During the quarter,
BioPulse acquired the patent pending rights to Aidan Incorporated's dendritic cell vaccine technology.  This is partly responsible for the increase in revenues.  Revenues from exploiting this technology should be more dramatic in future quarters as more doctors and patients become aware of its potential.
                                     13
     Gross profit improved even more dramatically. It increased from
$43,142 in the first quarter last fiscal year to $761,321 during the first quarter of this fiscal year; an increase of more than 1700%.  This is due to increases in fees and as well as the increase in number of patients treated. Net profit went form a loss of $234,804 to a profit of $81,518.

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

     On September 7, 2000, 9,000 restricted common shares were issued to Jack O. Scher, pursuant to an exemption from registration under section
4(2) of the Securities Act of 1933. $27,000 was received by the Company.

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

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-k

          (a)  Exhibits
               1. Financial Statement Data Schedule               As Filed
               2. BioPulse International, Inc. 2000
                  Stock Option Plan                               As Filed

          (b)  Reports on Form 8-k   No reports on Form 8-k were filed
               during the quarter.









                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Biopulse International, Inc.


Date: February 13, 2001                By: /s/ Jan Morse
                                           ----------------------------
                                           President


Date: February 13, 2001                By: /s/ Mike Jones
                                           ----------------------------
                                           Treasurer































                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Biopulse International, Inc.


Date: February 13, 2001                 By:
                                           ----------------------------
                                           President


Date: February 13, 2001                 By:
                                           ----------------------------
                                           Treasurer








