Form 10QSB
period 2001-01-31
BIO PULSE INTERNATIONAL INC
filed 2001-03-28
CIK 1102939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                              Commission File Number:
----------------------                              -----------------------
  January 31, 2001                                            0-28973

                        BioPulse International, Inc.
                        ----------------------------
               (Name of small business issuer in its chapter)

           Nevada                                          87-0634278
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

10421 South Jordan Gateway, Suite 500, South Jordan, Utah           84095
---------------------------------------------------------       -----------
     (Address of principal executive offices)                    (Zip Code)

     Issuer's telephone number, including area code     (801) 523-0101
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

     As of January 31, 2001, issuer had approximately 9,458,2460 shares of its $.001 par value common stock outstanding.






PART  I   FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

     Pages F-3 through F-13 will directly follow.


     Consolidated Balance Sheet as of January 31, 2001
       and January 31, 2000                                             F-3

     Consolidated Statement of Operations for the three
        months and six months ended January 31, 2001 and 2000           F-4

     Consolidated Statement of Cash Flows for the six
        months ended January 31, 2001 and 2000                          F-5

            Notes to Financial Statements                               F-7


                        BioPulse International, Inc.
                         Consolidated Balance Sheet

                                                   January 31      July 31
                                                       2001          2000
                                                  ------------ ------------
                                                   (unaudited)
                                   Assets
Current Assets
  Cash                                             $1,274,597      $42,055
  Accounts receivable (net of allowance for
   doubtful accounts)                                  39,500       17,030
  Inventory                                            73,856       77,094
  Note Receivable - Employee                            9,800        9,800
  Note Receivable - Related Party (note 8)             13,032       19,032
  Prepaid Rent, Current                               135,080      133,925
                                                  ------------ ------------
   Total Current Assets                             1,545,865      298,936
                                                  ------------ ------------

Property & Equipment, Net (note 2)                  1,031,584      659,729
Intangible Assets                                   1,479,412            -

Other Assets
  Prepaid Rent - Net of Current Portion               118,593      182,749
  Deposits                                              8,731        8,731
                                                  ------------ ------------
Total Other Assets                                    127,324      191,480
                                                  ------------ ------------
Total Assets                                       $4,184,185   $1,150,145
                                                  ============ ============

                    Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                                    $19,922     $104,787
  Accrued Expenses                                     19,953       30,146
  Unearned Revenue                                     10,441       77,784
  Notes Payable (note 7)                                    -       86,000
                                                  ------------ ------------
Total Current Liabilities                              50,316      298,717
                                                  ------------ ------------
Total Liabilities                                      50,316      298,717

Stockholders' Equity
  Preferred Stock                                   3,000,000           25
  Common Stock                                          9,458        7,329
  Additional Paid In Capital                        6,307,446    1,092,044
  Less Subscriptions Receivable                       (99,266)    (159,566)
  Retained Earnings                                (5,083,769)     (88,404)
                                                  ------------ ------------
Total Stockholders' Equity                          4,133,869      851,428
                                                  ------------ ------------
Total Liabilities and Stockholders' Equity         $4,184,185   $1,150,145
                                                  ============ ============

                           See Accompanying Notes
                                    F-3


                        BioPulse International, Inc.
                    Consolidated Statement of Operations

                                       For the Three Months                    For the Six Months
                                          Ended January 31,                     Ended January 31,
                             2001         2000        2001         2000
                         ------------ ------------ ------------ ------------
                         (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenues                 $   703,241  $   908,450  $ 1,862,921  $ 1,136,658
Cost of Goods Sold           298,137      449,100      696,496      634,168
                         ------------ ------------ ------------ ------------
Gross Profit                 405,104      459,350    1,166,425      502,492
                         ------------ ------------ ------------ ------------
Operating Expenses
  General and
   Administrative          5,481,987      499,224    6,161,790      777,270
                         ------------ ------------ ------------ ------------
Total Expenses             5,481,987      499,224    6,161,790      777,270

Net (Loss) from
  Operations              (5,076,883)     (39,874)  (4,995,365)    (274,778)
                         ------------ ------------ ------------ ------------
   Net (Loss)            $(5,076,883)    $(39,874) $(4,995,365)   $(274,778)
                         ============ ============ ============ ============

Net (Loss) Per Share          $(0.54)      $(0.01)      $(0.59)      $(0.05)

Weighted Average
Shares Outstanding         9,458,246    6,073,862    8,410,595    6,073,862

Fully diluted earnings
per share                     $(0.49)      $(0.01)      $(0.59)      $(0.05)

Fully diluted weighted
average shares
outstanding               10,458,679    6,073,862    9,144,145    6,073,862



                           See Accompanying Notes
                                    F-4

                        BioPulse International, Inc.
                    Consolidated Statement of Cash Flows

                                                      For the Six Months
                                                       Ended January 31,
                                                      2001         2000
                                                  ------------ ------------
                                                   (unaudited)  (unaudited)
Cash flows from operating activities

  Net Income                                      $(4,995,365) $  (274,778)
  Adjustments to reconcile net income
   to net cash provided by operations
     Depreciation and amortization                     88,113       15,704
     (Increase) decrease in Receivables               (22,470)      (8,391)
     (Increase) decrease in Inventory                   3,238      (27,378)
     (Increase) decrease in Prepaid Rent               63,001      (25,727)
     Increase (decrease) in payables                  (84,865)     (46,448)
     Increase (decrease) in accrued expenses          (10,193)      11,932
     Increase (decrease) in unearned fees             (67,343)      63,000
     Stock issued for services                      4,596,600            -
                                                  ------------ ------------
     Net cash provided by operating activities       (429,284)    (292,086)
                                                  ------------ ------------

Cash flows from investing activities
  Purchase of Equipment                              (379,380)    (228,111)
  Acquisition of Intangible assets                 (1,500,000)           -
                                                  ------------ ------------
     Net cash (used) by investing activities       (1,879,380)    (228,111)

Cash flows from financing activities
  Issued common stock for cash                      1,065,000            -
  Issued preferred stock for cash                   2,495,906            -
  Decrease in subscription receivable                  60,300      780,434
  Cash received from debt financing                   (80,000)    (229,553)
                                                  ------------ ------------
     Net cash provided by financing activities      3,541,206      550,881

     Net increase in cash                           1,232,542       30,684

     Cash, beginning of period                         42,055        3,988
                                                  ------------ ------------
     Cash, end of period                          $ 1,274,597  $    34,672
                                                  ============ ============

                           See Accompanying Notes
                                    F-5

                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31 2001

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

     BioPulse International, Inc. (BioPulse) was incorporated in the State of Nevada on July 13,1984 originally under the name of Universal Financial Capital Corp (UFC). UFC changed its name in September 1985 to International Sensor Technologies, Inc.(IST). IST incurred heavy losses and no revenue from operations and thereafter experienced five years of inactivity. On January 12, 1999, IST changed its name to BioPulse International, Inc. when it acquired BioPulse, Inc. BioPulse is in the business of managing integrated medical clinics, and medical research programs.

     BioPulse issued 4,000,000 common shares in exchange for 100 percent of the outstanding stock of BioPulse Inc., a Utah corporation organized June 4, 1998. The share exchange with BioPulse, Inc. was accounted for as a reverse acquisition (recapitalization), therefore all historical financial information is that of the accounting survivor BioPulse, Inc.

     The Company also paid $100,000 to an officer/director of the Company for accounting, legal and organization expenses to recapitalize the Company. This was recorded as general and administrative expense during the year ended July 31, 1999.

     b.  Recognition of Revenue

     The Company recognizes income and expense on the accrual basis of accounting. Patients are generally charged a flat fee for treatment for a specified period of time and recorded as unearned revenue. Revenue from services to patients is recognized as services are performed. Patients who do not complete the entire treatment schedule are refunded fees prorated on a daily basis.

     Patient recruitment fees, consulting fees and provision of equipment for other non-affiliated clinics are recognized as revenue when services have been rendered, equipment installed and no right of return of fees exists.

     c.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash and Cash Equivalents

     BioPulse considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31, 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately 2,370,000 that will be offset against future taxable income pursuant to limitations of the Internal Revenue Code. These NOL carryforwards begin to expire in the year 2000. No tax benefit has been reported in the financial statements because BioPulse believes there is a 50% or greater chance the carryforward will expire unused, and are limited pursuant to the Internal Revenue Code. The loss from the year ended July 31, 1999 can be used to offset income for the period ended July 31, 2000. Accordingly, no tax provision has been recorded.

     Deferred tax assets and the valuation account is as follows at July
     31, 2000:

                                         July 31,
     Deferred tax asset:                    2000
                                      ------------
        NOL carrryforward             $   700,000
        Valuation allowance              (700,000)
                                      ------------
     Total                            $       -
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

     i.  Accounts Receivable Allowance

     BioPulse periodically reviews accounts receivable and the allowance for doubtful accounts. At July 31, 2000 the allowance was $8,435 and at January 31, 2001 the allowance was $3,000.

     j.  Inventory

     Inventory is recorded at the lower of cost or market on the first-in, first-out basis, and consists primarily of medicine, medical supplies and nutritional supplements.


                                    F-7
                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31, 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Direct operating costs consist of direct costs incurred in the providing of care to patients. These costs include the cost of medicine, medical supplies, nutritional supplements, laboratory fees, patient hotel rooms, patient meals and other direct costs. The salaries of in-house doctors and nurses are included in general and administrative costs.


     k.  International Exchange

     All fees are charged in U. S. dollars and most expenses are paid in U.S. dollars. Expenses that are paid in a foreign currency are converted into U. S. dollars at the exchange rate in effect on the date of the transaction.

     l.  Research and Development Costs

     As an integral part of its patient treatment operations, BioPulse conducts research designed to evaluate the effectiveness of patient treatment. All costs associated with the patient's care are expensed in the period that they are incurred. There have been no material research and development costs incurred by the company that are not associated with patient care. No research and development costs have been capitalized.

NOTE 2 - Property and Equipment

     BioPulse capitalizes purchases of equipment with a useful life of more than one year. BioPulse also capitalizes improvements and costs that increases the value of or extend the life of an asset.

     Capitalized assets are depreciated over the estimated useful lives of the assets (five to seven years for furniture and fixtures and leasehold improvements, three to five years for autos, medical and computer equipment) on the straight line basis.

     Property and Equipment consists of the following:

                                       January        July          July
                                      31, 2001      31, 2000      31, 1999
                                   ------------  ------------  ------------
     Furniture & Equipment         $   178,247   $   144,228   $    20,935
     Medical Equipment                 720,627       543,087       110,606
     Lab Equipment                     142,885             -             -
     Leasehold improvements            125,243        44,306         4,971
     Auto                                4,000             -             -
     Accumulated Depreciation         (139,418)      (71,892)      (11,385)
                                   ------------  ------------  ------------
       Total Property & Equipment  $  1031,584   $   659,729   $   125,127
                                   ============  ============  ============

     Depreciation expense was $60,508 and $11,385 for the years ended July 31, 2000 and 1999, respectively and $67,525 and $75,704for the six months ended January 31, 2001 and 2000, respectively.


                                    F-8
                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31, 2001

NOTE 3 - Intangible Assets

     BioPulse capitalized as intangible assets the purchase cost of the rights to certain technologies acquired from Aidan Inc. in August 2000. These assets amortized over their estimated useful life or the life of related patents whichever is shorter. The patents have a remaining life of 17 years and BioPulse does not expect the technology to become obsolete during the 17 year useful life of the patents. The technology and licenses acquired cover the world except for experimental use in the United States.

     The Company entered into a contract with Brigham Young University effective December 1, 2000 to license patented technology. The license term is five years with an option to review for an additional 5 years. The license covers the world wide rights to this technology except for the following Aisian countries : China, Japan, Taiwan, Malaysia, Indonesia, Philippines, Singapore and Korea. The company paid $800,000 for the license in December 2000

     Intangible assets consist of the following at January 31, 2001:

     Intangible Assets                $ 1,500,000
     Accumulated Amortization             (20,588)
                                      ------------
     Total Intangible Assets          $ 1,479,412
                                      ============

     Amortization expense was $20,588 for the six months ended January 31, 2001.

NOTE 4 - Equity/Reverse Stock Split

     In November 1998, the board of directors authorized a 1 for 400 reverse stock split. These statements have been retroactively restated to reflect this reverse split.

     During the year ended July 31, 1999, BioPulse issued the following:

     - 4,000,000 shares of common stock for 100 percent of the outstanding stock of BioPulse, Inc. valued at $4,000.

     - 2,000,000 shares of common stock for subscriptions receivable of $970,000.

     -    25,000 shares of preferred stock, class "A" for cash of $25,000.

     - 25,374 shares of preferred stock, class "A" for services valued at $25,374. Cost of these services was recorded as general and administrative costs.

     During the year ended July 31, 2000 BioPulse had issued the following:

     - 600,000 shares to the underwriter for services rendered in the offering.

     - 600,000 shares at $.10 per share pursuant to a subscription agreement.

     -    5,000 shares for $3 per share.

                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31, 2001

NOTE 4 - Equity/Reverse Stock Split (continued)

     During the six months ended January 31, 2001 BioPulse issued the following:

     -   25,000 shares for $3 per share.

     -   60,000 shares for equipment at $1 per share.

     - 353,636 shares of common stock at $2.82 per share with warrants to purchase 189,000 shares of common stock at the lesser of $6.375 per share and the average closing price for the five trading days immediately prior to the effective date of this registration statement, if this registration statement is declared effective on or before February 19, 2001. If we do not have an effective registration statement in place prior to February 20, 2001, the exercise price shall be adjusted to fifty percent of the lesser of $6.375 and the average closing price for the five trading days immediately preceding the effective date of this registration statement. If all of these warrants were exercised, we would receive $1,206,902.

     - 1,550,000 shares of common stock pursuant to consulting with Livinkis Financial Communications (LFC) for investor relations services for one year. The shares were non cancellate and non-assessable upon signing on November 2, 2000. In addition, the contract provides for cash commissions to LFC of 2.5% of the value of debt or equity financing and 2% of the value of the merger or acquisition for which LFC has acted as a finder.

     - 80,000 shares were issued to three individuals for services valued at $679,370. The cost of these services will be recorded as general and administrative costs during the quarter ended January 31, 2001.

     Options:

     - At August 3, 2000 issued 1,500,000 options to purchase common stock at $2.75 (market price) to Aiden, Inc. in partial consideration for technology rights. The shares are exercisable as follows:

          -    700,000 immediately,

          - 200,000 upon submission of patent application for production of tissue vaccine,

          -    200,000 upon submission of patent application for MPGC,

          -    200,000 upon submission of patent application for Cytokines,

          -    200,000 upon submission of patent application for Tissue
               Vaccine.



                                    F-10
                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31, 2001

NOTE 4 - Equity/Reverse Stock Split (continued)

     We have outstanding warrants to purchase up to 184,300 common shares with an exercise price of $8.40 per share. These warrants were granted on January 24, 2001 and expire on January 24, 2006. If all of these warrants were exercised, we would receive $1,548,120.

     We also have outstanding warrants to purchase up to 150,00 common shares with an exercise price of $8.53 per share. These warrants were granted on January 24, 2001 and expire on January 24,2006. If all of these warrants were exercised, we would receive $1,279,500.

     3,000 shares of Series B Convertible Preferred at $1,000 per share. 7% cumulative, convertible at 80% of average of the three lowest closing bid prices during the 20 trading days immediately prior to the conversion date.

NOTE 5 - Commitments and Contingencies

     The Company is committed to an operating lease for office space in Sandy, Utah. The lease requires the Company to pay monthly rent of $8,731 and expires December 2003.

     The Company is committed to an operating lease for clinic and office space in Tijuana, Mexico. The lease requires the payment of $11,000 per month adjusted each March 1st by the U.S. consumer price index, and expires February 28, 2005. For purposes of computing future obligations a CPI increase of 3.5% is assumed. The lease states the rent obligation on the clinic and office space in U.S. dollars.

     Future minimum operating lease payments are as follows at January 31, 2001:

     2001          $  220,891
     2002             245,392
     2003             250,342
     2004             150,650
     2005              25,250
                   -----------
     Total         $  951,718
                   ===========

     BioPulse entered into a contract with Aiden Incorporated on August 3, 2000 to license patented and patentable technology. The license term is the life of the patents. The license covers world wide rights except rights for experimental use in the United States. The Company paid $750,000 for the license between August 2000 and January 2000 and as further consideration, granted 1,500,000 options described in Note 4.

     Aidan is required to apply for patents and pay the expenses of issuance of the patents.

     BioPulse has paid the $750,000 to Aidan but is still obligated under the options. BioPulse is required to file a registration statement to register the stock that will be issued upon exercise of the options.


                                    F-11
                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31, 2001

NOTE 5 - Commitments and Contingencies (continued)

     The Company entered into a contract with Brigham Young University effective December 1, 2000 to license patented technology. The license term is five years with an option to review for an additional 5 years. The license covers the world wide rights to this technology except for the following Aisian countries : China, Japan, Taiwan, Malaysia, Indonesia, Philippines, Singapore and Korea. The company paid $ 800,000 for the license in December 2000 and is required to pay for further development of the technology. It is estimated that this further development will require an expenditure of $ 200,000. The License requires payment of a 7% royalty due quarterly with the following minimum annual payments through 2005.

     2000           $       0
     2001                   0
     2002                   0
     2003             100,000
     2004             200,000
     2005             400,000
                    ----------
     Total          $ 700,000
                    ==========

     Under the BYU Contract, the following milestones are required to be met:

     - LICENSEE shall develop a serum ELISA diagnotic kit for the detection of Thymidine Kinase-1 isoenzyme by December 31, 2001.

     - LICENSEE shall complete clinical trials to validate the clinical usefulness of the in vitro diagnostic ELISA test by June 30, 2002.

     - LICENSEE shall submit applications for United States Food and Drug Administration approval for the in vitro serum diagnostic ELISA test by December 31, 2002, and shall vigorously pursue approval of the application.

     The BYU license can be terminated by BYU for non-performance of milestones or insolvency of BioPulse.

     On December 20, 2000 BioPulse entered into an engagement agreement with Roth Capital Partners (RCP) for a private equity placement on a best efforts basis for six months. Upon closing of the placement RCP will receive a cash payment of 9% of the aggregate purchase price of the equity placed plus warrants to purchase BioPulse common stock of 10% of the number and at the price of the shares placed.

     BioPulse has a contract with a Mexican MD whereby, in exchange for his activity as the medical licensee for the clinic in Tijuana, Mexico receives compensation of $1,500 per month. The contract also stipulates that BioPulse receives all revenues generated by the clinic and is responsible for all operating costs of the clinic. All of which are consolidated in the financial statements.



                                    F-12
                        BioPulse International, Inc.
                     Notes to the Financial Statements
                              January 31, 2001

NOTE 6 -  Royalties

     BioPulse has an agreement to pay to Mike Mower $450 in royalties per patient who participates in a three week treatment program or $21 per day
for treatments of less than three weeks.   These royalties were $24,300 and
$47,700 in the years ended July 31, 1999 and 2000 respectively and $17,800 and $15,700 in the quarters ended January 31, 2000 and 2001, respectively.

NOTE 7 - Note Payable

     The Company borrowed $86,000 to be paid back on or before September 5, 2000 along with $8,600 in interest. The balance of $51,000 was repaid in November 2000.

NOTE 8 - Note Receivable - Related Party

     Notes receivable - related party are detailed as follows:

                                                   January 31,    July 31,
                                                       2001         2000
                                                   -----------  -----------
     Note receivable from a corporation, under
     common ownership, non-interest bearing,
     due within one year                           $   13,032   $   19,032
                                                   -----------  -----------
        Total Notes receivable - Related Party     $   13,032   $   19,032
                                                   ===========  ===========

NOTE 9 - Preferred Stock

     The Company has authorized five classes of Preferred Stock, each class has 2,000,000 shares authorized at $1,000 par value. At January 31, 2001, the Company had 3,000 shares of preferred stock outstanding.

NOTE 10 - Prepaid Rent

     The lease on the clinic in Tijuana, BC, Mexico required that the funds to build the clinic improvements be provided by the company and applied against the rent obligation until the cost of the clinic improvements was recovered.



                                    F-13

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

     Results of Operations

     The following discussion contains comments about the financial condition of BioPulse International, Inc. for the Quarter ended January 31, 2001.

     BioPulse International, Inc. restarted operations after a merger with BioPulse Inc. during the fiscal year ended July 31, 1999. Operations began in January 1999.

     As is typical with most new businesses, there is a period of time before the business is profitable. The market needs to be developed, employees trained, policies and procedures fine-tuned and the Company needs to become known and earn a reputation with its potential customers and clients. During the first half of the fiscal year ending July 31, 2000, BioPulse was still going through the startup process.

                                     14
     Since restarting operations, BioPulse has been refining its operations and developing its market. BioPulse has advertised in periodicals targeting its potential patients, rented booths at trade shows, developed a good reputation by its results and by satisfied patients. Its fees started low and have increased as its market developed and as demand for its treatments has increased. BioPulse has also been developing new treatments to offer its patients and expand its market.

     During the last half of fiscal year ended July 31, 2000, the Company became profitable. Revenues for the current quarter are $ 703,241 compared to $908,450 for the same quarter last year and $1,862,921 for the six months ended January 31, 2001 compared to $1,136,658 for the same period last year. During the prior year, most patients coming to the clinic were given IHT therapy and after analyzing the patients' response to this therapy, it was determined which types of cancer IHT therapy showed promise in treating and patients who did not have those types of cancer were not offered IHT treatments. Beginning in August 2001 we began offering dendritic cell treatments and that has replaced the revenue that was lost from the IHT treatments being offered to fewer patients. In addition, during the quarter ended January 31, 2000, the company recognized one-time revenue of $350,000 from selling equipment to and training the staff at our German affiliated clinic. After eliminating the one-time revenue, from last year, the revenues for the quarter ended, January 31, 2001 increased over the same period last year.

    Gross profit improved during the current quarter and year to date. It was 58% for the Quarter ended January 31, 2001 compared to 51% for the same period last year. Gross profit was 63% for the six months ended January 31, 2001 compared to 44% for the same period last year.

     Significant Elements of Income or Loss That Do Not Arise From Continuing Operations

     During the quarter ended January 31, 2001 $4,596,600 was recognized as an expense for stock issued for services. No funds were used to pay these expenses. The company has terminated the services early that most of this stock was used to pay for and we are seeking a return of a significant portion of this stock that was issued. It is not clear what if any amount of stock will be canceled at this time.

     The company also spend significant sums on travel expenses, legal fees, consulting, printing and postage in raising capital that are included in general and administrative expenses during the quarter ended January 31, 2001. These expenses were approximately $120,000 during the quarter.

     The company wrote off as bad debts of approximately $80,000 during the quarter. The company has been able to keep bad debts low during previous periods of operations and has changed its policies to keep this from happening in the future.

     During the quarter ended January 31, 2001, the company acquired a license to TK-1 diagnostic technology from Brigham Young University. BioPulse expects to spend $200,000 in further development of the TK-1 test during the next year and it is expected that revenues from selling the diagnostic test kits will begin in the 1st quarter of Fiscal year ended July 31, 2002.
     Liquidity

     The Company has no debt other than accounts payable, accrued expenses and unearned revenue collected from patients. The company is very liquid. Its current assets are $1,545,865 and its current liabilities are $50,316.

                                     15
     Known Trends

     The regulatory climate is changing in Mexico after the new government has been installed in Mexico City. More permits are required to operate and BioPulse is in the process of acquiring these additional permits. BioPulse has acquired some new permits and fully expects that its efforts to acquire all permits will be successful.

     Material Commitments for Capital Expenditures and Capital Resources

     There are no material commitments for capital expenditures. BioPulse has committed to develop the ELISA kit for the TK-1 diagnostic technology that was acquired from Brigham Young University. This is expected to cost $200,000 during the remainder of calendar year 2001.

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

     None

ITEM 2    CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities.

     On November 20, 2000, 1,193,500 restricted common shares were issued to John Liviakis, 60,000 restricted common shares were issued to Liviakis Financial Communications, Inc., Mr. Liviakis' company, 148,250 restricted common shares were issued to Anthony Altavilla, and 148,250 restricted common shares were issued to Jens Dalsgaard, each employees of Livakis Financial, for consulting services on financial and public relations and business and personnel related matters pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. We received no cash. These shares were not offered for sale to the public or as part of a public distribution.

     On November 20, 2000, 353,636 restricted common shares and warrants to purchase up to an additional 189,318 restricted common shares were issued to Kauser Partners, L.P., pursuant to an exemption from registration under
section 4(2) of the Securities Act of 1933.  We received   $1,000,000.
The strike price on the warrants is currently $6.375. The strike price can be adjusted downward depending upon the date when this registration statement becomes effective. These shares were not offered for sale to the public or as part of a public distribution.

     On November 29, 2000, 10,000 restricted common shares were issued to Peter Kristensen, a sophisticated investor, for consulting services pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. We received no cash. These shares were not offered for sale to the public or as part of a public distribution.

     On December 18, 2000, 40,000 restricted common shares were issued to Edesio Biffoni, a sophisticated investor, for consulting services pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. We received no cash. These shares were not offered for sale to the public or as part of a public distribution.

     On December 18, 2000, 30,000 restricted common shares were issued to Tiger-Lewis, Inc., a sophisticated investor, for consulting services pursuant pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. We received no cash. These shares were not offered for sale to the public or as part of a public distribution.

     On January 24, 2001, 3,000 restricted series B convertible preferred shares and a warrant to purchase up to 100,000 shares of our common stock were issued to Hunts Drive, LLC., an accredited investor in a private placement pursuant to an exemption from registration provided by section 4(2) of the 1933 Securities and Exchange Act and provisions of Regulation D, Rule 506 promulgated under the 1933 Act ("Regulation D"). The warrants have an exercise price of $8.53 per share. After deducting offering costs, we received approximately $2,660,000 in cash.

     On January 24, 2001, a warrant to purchase up to 110,300 common shares was issued to Hunts Drive, LLC., an accredited investor, pursuant to a private equity credit agreement entered into between the parties, whereby the Company may sell up to and additional $10,000,000 worth of its common stock to Hunts Drive, in a private placement pursuant to an exemption from registration provided by section 4(2) of the 1933 Securities and Exchange Act and provisions of Regulation D, Rule 506 promulgated under the 1933 Act ("Regulation D"). The warrants have an exercise price of $8.40 per share.

     On January 24, 2001, we granted warrants to Roth Capital Partners, Inc., Anthony Soich, and Carbon Mesa Partners, to purchase up to 40,500; 4,500; and 5,000 common shares respectively. Each of these investors is either accredited or sophisticated. These warrants were granted for services in connection with the sale of series B convertible preferred shares to Hunts Drive, LLC. The warrants have an exercise price of $8.53 per share. These warrants were issued pursuant to an exemption from registration under Section 4(2) and/or 4(6) of the Securities Act of 1933. We received no cash. These warrants were not offered for sale to the public or as part of a public distribution.

     On January 24, 2001, we granted warrants to Roth Capital Partners, Inc., Anthony Soich, and Carbon Mesa Partners, to purchase up to 60,000; 6,600; and 7,400 common shares respectively. Each of these investors is either accredited or sophisticated. These warrants were granted for services in connection with the private equity credit agreement entered into by us with Hunts Drive, LLC. These warrants were issued pursuant to an exemption from registration under Section 4(2) and/or 4(6) of the Securities Act of 1933. We received no cash. These warrants were not offered for sale to the public or as part of a public distribution.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5    OTHER INFORMATION

     None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     None                            17
                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               BioPulse International, Inc.


Date: March 20, 2001                           By: /s/ Reid Jilek
                                               ----------------------------
                                               Reid Jilek
                                               CEO


Date: March 20, 2001                           By: /s/ Michael Jones
                                               ----------------------------
                                               Michael Jones
                                               Treasurer / CFO