Form 10QSB
period 2001-04-30
BIO PULSE INTERNATIONAL INC
filed 2001-06-26
CIK 1102939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                               Commission File Number
----------------------                               ----------------------
    April 30, 2001                                            0-28973

                        BioPulse International, Inc.
                --------------------------------------------
               (Name of small business issuer in its chapter)

          Nevada                                          87-0634278
-------------------------------                  --------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

10421 South Jordan Gateway, Suite 500, South Jordan, Utah           84095
---------------------------------------------------------        ----------
     (Address of principal executive offices)                    (Zip Code)

     Issuer's telephone number, including area code         (801) 523-0101
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

As of April 30, 2001, issuer had approximately 9,458,246 shares of its $.001 par value common stock outstanding.








PART I  FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

Pages F-3 through F-13 will directly follow.

     Consolidated Balance Sheet as of April 30, 2001
       and April 30, 2000                                               F-3

     Consolidated Statement of Operations for the three
       months and nine months ended April 30, 2001 and 2000             F-4

     Consolidated Statement of Cash Flows for the nine
        months ended April 30, 2001 and 2000                            F-5

     Notes to Financial Statements                                      F-6

                        BioPulse International, Inc.
                         Consolidated Balance Sheet

                                                       April        July
                                                     30, 2001     31, 2000
                                                   -----------  -----------
                                                   (Unaudited)
                                   Assets
Current Assets
  Cash                                             $  315,469  $    42,055
  Accounts receivable (net of allowance for
     doubtful accounts)                                 5,850       17,030
  Inventory                                            65,152       77,094
  Note Receivable - Employee                            9,800        9,800
  Note Receivable - Related Party (note 7)                  0       19,032
  Prepaid Rent, Current                                     0      133,925
                                                   -----------  -----------
     Total Current Assets                             396,271      298,936
                                                   -----------  -----------
Property & Equipment, Net (note 2)                  1,432,471      659,729
Intangible Assets                                   1,060,000            -

Other Assets
  Deposits                                              8,731        8,731
  Prepaid Rent - Net of Current Portion                     0      182,749
                                                   -----------  -----------
Total Other Assets                                      8,731      191,480
                                                   -----------  -----------
Total Assets                                       $2,897,473  $ 1,150,145
                                                   ===========  ===========

                    Liabilities and Stockholders' Equity
Current Liabilities
  Accounts Payable                                 $   42,736  $   104,787
  Accrued Expenses                                     19,953       30,146
  Unearned Revenue                                     10,446       77,784
  Notes Payable (Note 7)                                    -       86,000
                                                   -----------  -----------
Total Current Liabilities                              73,135      298,717
                                                   -----------  -----------
Total Liabilities                                      73,135      298,717
                                                   -----------  -----------
Stockholders' Equity
  Preferred Stock                                   3,000,000           25
  Common Stock                                          9,458        7,329
  Additional Paid In Capital                        6,307,446    1,092,044
  Less Subscriptions Receivable                       (99,266)    (159,566)
  Treasury Stock                                       (3,417)           0
  Retained Earnings                                (6,389,883)     (88,404)
                                                   -----------  -----------
Total Stockholders' Equity                          2,824,338      851,428
                                                   -----------  -----------
Total Liabilities and Stockholders' Equity         $2,897,473  $ 1,150,145
                                                   ===========  ===========



                           See Accompanying Notes
                                    F-3





                        BioPulse International, Inc.
                    Consolidated Statement of Operations

                              For the Three           For the Nine
                               Months Ended           Months Ended
                            April 30,     April 30,   April 30,   April 30,
                               2001          2000          2001          2000
                          ------------- ------------- ------------- -------------
                           (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)

Revenues                  $    265,360  $  1,119,915  $  2,128,281  $  2,256,573

Cost of Goods Sold        $    117,682  $    360,062  $    814,178  $    994,228
                          ------------- ------------- ------------- -------------
Gross Profit              $    147,678  $    759,853  $  1,314,103  $  1,262,345
                          ------------- ------------- ------------- -------------
Operating Expenses
 General and
  Administrative          $  1,453,792  $    388,773  $  7,615,582  $  1,166,043
                          ------------- ------------- ------------- -------------
Total Expenses               1,453,792       388,773     7,615,582     1,166,043
                          ------------- ------------- ------------- -------------
Net Income (Loss)
 from Operations            (1,306,114)      371,080    (6,301,479)       96,302
                          ------------- ------------- ------------- -------------
Net Income (Loss)         $ (1,306,114) $    371,080  $ (6,301,479) $     96,302
                          ============= ============= ============= =============

Net (Loss) Per Share      $      (0.14) $       0.06  $      (0.72) $       0.02

Weighted Average
Shares Outstanding           9,458,246     6,073,862     8,759,812     6,073,862

Fully diluted earnings
per share                 $      (0.07) $       0.06  $      (0.51) $       0.02

Fully diluted weighted
average shares
outstanding                 18,910,038     6,073,862    12,452,500     6,073,862



                           See Accompanying Notes
                                    F-4

                        BioPulse International, Inc.
                    Consolidated Statement of Cash Flows

                                                 For the Nine Months Ended
                                                  April 30,     April 30,
                                                     2001          2000
                                                 ------------  ------------
                                                  (Unaudited)
Cash flows from operating activities

 Net Income                                      $(6,301,479)  $    96,302
 Adjustments to reconcile net income
  to net cash provided by operations
   Depreciation and amortization                     143,236        35,552
   (Increase) decrease in Receivables                 11,180        (4,826)
   (Increase) decrease in Inventory                   11,942       (79,445)
   (Increase) decrease in Prepaid Rent                63,001             0
   Increase (decrease) in payables                   (62,051)       54,996
   Increase (decrease) in accrued expenses           (10,193)      (11,320)
   Increase (decrease) in unearned fees              (67,338)       84,635
   Stock issued for services                       4,596,600             0
                                                 ------------  ------------
   Net cash provided by operating activities      (1,615,102)      175,894

Cash flows from investing activities

 Purchase of Equipment                              (565,722)     (429,574)
 Cash loan to related party                           19,032       (48,725)
 Cash to prepaid rent                                      0      (330,254)
 Acquisition of intangible assets                 (1,100,000)            0
                                                 ------------  ------------
   Net cash (used) by investing activities        (1,646,690)     (808,553)

Cash flows from financing activities
 Issued common stock for cash                      1,065,000       870,434
 Issued preferred stock for cash                   2,495,906             0
 Principal payment on short term debt                (86,000)     (190,628)
 (Increase) decrease in subscription receivable       60,300             0
                                                 ------------  ------------
   Net cash provided by financing activities       3,535,206       679,806

   Net increase in cash                              273,414        47,147

   Cash, beginning of period                          42,055         3,988
                                                 ------------  ------------
   Cash, end of period                           $   315,469   $    51,135
                                                 ============  ============


                           See Accompanying Notes
                                    F-5

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000

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



                                    F-6

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000

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

  Deferred tax assets and the valuation account is as follows at April 31, 2001 and July 31, 2000:

                                               April        July
                                            30, 2001    31, 2000
                                           ----------  ----------
  Deferred tax asset:
     NOL carrryforward                     $ 700,000   $ 700,000
  Valuation allowance                       (700,000)   (700,000)
                                           ----------  ----------
     Total                                 $       -   $       -
                                           ==========  ==========

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

  i.  Accounts Receivable Allowance

  BioPulse periodically reviews accounts receivable and the allowance for doubtful accounts. At July 31, 2000 the allowance was $8,435 and at April 30, 2001 the allowance was $0.



                                    F-7

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000

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

  k.  International Exchange

  All fees are charged in U. S. dollars and most expenses are paid in U.
S. dollars. Expenses that are paid in a foreign currency are converted into U. S. dollars at the exchange rate in effect on the date of the transaction.

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

                                           April       July         July
                                         30, 2001    31, 2000     31, 1999
                                       ----------- -----------  -----------

Property and Equipment consists
of the following:
  Furniture & Equipment                $  186,397  $  144,228   $   20,935
  Medical Equipment                       776,533     543,087      110,606
  Lab Equipment                           148,115           -            -
  Leasehold improvements                  471,468      44,306        4,971
  Auto                                      4,000            -           -
  Accumulated Depreciation               (154,042)    (71,892)     (11,385)
                                       ----------- -----------  -----------
     Total Property & Equipment        $1,432,471  $  659,729   $  125,127
                                       =========== ===========  ===========

                                    F-8
                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000

NOTE 2 - Property and Equipment (continued)

 Depreciation expense was $60,508 and $11,385 for the years ended July 31, 2000 and 1999, respectively and $82,150for the nine months ended July 31, 2001.

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

 The Company entered into a contract with Brigham Young University effective December 1, 2000 to license patented technology. The license term is five years with an option to review for an additional 5 years. The license covers the world wide rights to this technology except for the following Aisian countries : China, Japan, Taiwan, Malaysia, Indonesia, Philippines, Singapore and Korea. The company paid $400,000 for the license in December 2000.

     Intangible assets consist of the following at April 30, 2001:

     Intangible Assets                                    $ 1,100,000
     Accumulated Amortization                                 (40,000)
                                                          ------------
       Total Intangible Assets                            $ 1,060,000
                                                          ============

  Amortization expense was $40,000 for the Nine months ended April 30, 2001.

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

  During the year ended July 31, 2000 BioPulse had issued the following:

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000

NOTE 4 - Equity/Reverse stock split (continued)

- 600,000 shares to the underwriter for services rendered in the offering.

- 600,000 shares at $.10 per share pursuant to a subscription agreement.

- 5,000 shares for $3 per share.

  During the Nine months ended April 30, 2001 BioPulse issued the following:

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

- 1,550,000 shares of common stock pursuant to consulting with Livinkis Financial Communications (LFC) for investor relations services for one year. The shares were non cancellate and non- assessable upon signing on November 2, 2000. In addition, the contract provides for cash commissions to LFC of 2.5% of the value of debt or equity financing and 2% of the value of the merger or acquisition for which LFC has acted as a finder.

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

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000

NOTE 4 - Equity/Reverse stock split (continued)

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

  The Company is committed to an operating lease for clinic and office space in Tijuana, Mexico. The lease requires the payment of $39,000 per month and expires February 28, 2005. The lease states the rent obligation on the clinic and office space in U.S. dollars.

  Future minimum operating lease payments are as follows at April 30, 2001:

              2001              $  381,848
              2002                 572,772
              2003                 572,772
              2004                 468,000
              2005                  78,000
                                ------------
              Total             $ 1,973,392
                                ============

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

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000

NOTE 5 - Commitments and Contingencies (continued)

  The Company entered into a contract with Brigham Young University effective December 1, 2000 to license patented technology. The license term is five years with an option to review for an additional 5 years. The license covers the world wide rights to this technology except for the following Aisian countries : China, Japan, Taiwan, Malaysia, Indonesia, Philippines, Singapore and Korea. The company paid $ 400,000 for the license in December 2000 and is required to pay for further development of the technology. It is estimated that this further development will require an expenditure of $ 200,000. The License requires payment of a 7% royalty due quarterly with the following minimum annual payments through 2005.

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

                        Biopulse International, Inc.
                     Notes to the Financial Statements
                      April 30, 2001 and July 31, 2000


NOTE 5 - Commitments and Contingencies (continued)

 On May 10, 2001, a lawsuit was filed by Paul R Burns, the son of a former patient, in the Superior Court of the State of California for the County of Santa Barbara. The lawsuit is seeking damages of $27,500. No amount has been reserved for this action on the balance sheet and Biopulse believes that the chances of success of the lawsuit as less than 50%.

NOTE 6 - Note Payable

 There are no notes payable outstanding as of April 30, 2001.

NOTE 7 - Note Receivable - Related Party

  Notes receivable - related party are detailed as follows:

                                                         April        July
                                                      30, 2001    31, 2000
                                                     ----------  ----------
  Note receivable from a corporation, under
  common ownership, non-interest bearing,
  due within one year                                $       0   $  19,032
                                                     ----------  ----------
     Total Notes receivable - Related Party          $       0   $  19,032
                                                     ==========  ==========

NOTE 8 - Preferred Stock

  The Company has authorized five classes of Preferred Stock, each class has 2,000,000 shares authorized at $ 1,000 par value. At April 30, 2001, the Company had 3,000 shares of preferred stock outstanding.

NOTE 9 - Prepaid Rent

  The lease on the clinic in Tijuana, BC, Mexico required that the funds to build the clinic improvements be provided by the company and applied against the rent obligation until the cost of the clinic improvements was recovered. In February 2001, the lease was renegotiated and includes the hotel 36 hotel rooms where the patients stay. As of February 1, 2001, the unused prepaid rent was concerted into leasehold improvements.

Item 2 Managements Discussion and Analysis

     Overview

  BioPulse International, Inc., (the "Company" or "BioPulse") was incorporated in the state of Nevada on July 13, 1984 originally under the name Universal Financial Capital Corp. The Company changed its name in September 1985 to International Sensor Technologies, Inc. As International Sensor Technologies, Inc., the Company incurred heavy losses and no revenue from operations. The Company also experienced five years of inactivity. On January 12, 1999, the Company again changed its name to BioPulse International, Inc. when it acquired BioPulse, Inc. The company is considered to be in its early stages of market development. The company is in the business of managing integrated medical clinics, and medical research programs.

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

     Results of Operations

  The following discussion contains comments about the financial condition of BioPulse International, Inc. for the Quarter ended April 30, 2001.

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

  During the last half of fiscal year ended July 31, 2000, the Company became profitable. Revenues for the Quarter ended April 30, 2000 were the best the company has seen. During the quarter ended April 30, 2001 the clinic was the subject of attacks in the press and extreme scrutiny from the Mexican Health Department officials. There has been a dispute over the scope of the license that the clinic operates under and the IHT treatment room was closed for a time. We have applied for more specific permissions in our license and been granted temporary status to resume treatment of patients. Revenues for the current quarter are $265,360 which is down significantly compared to $1,119,915 for the same quarter last year and $2,128,281 for the nine months ended April 30, 2001 compared to $2,256,573 for the same period last year. During the prior year, most patients coming to the clinic were given IHT therapy and after analyzing the patients' response to this therapy, it was determined which types of cancer IHT therapy showed promise in treating and patients who did not have those types of cancer were not offered IHT treatments. Beginning in August 2001 we began offering dendritic cell treatments. In addition, during the nine months ended April 30, 2000, the company recognized one-time revenue of $350,000 from selling equipment to and training the staff at our German affiliated clinic. After eliminating the one-time revenue, from last year, the revenues for the nine months ended, April 30, 2001 increased over the same period last year.

  General and operating expenses were up significantly for the quarter ended April, 30, 2001 primarily due to consulting, legal and travel costs incurred to deal with the problems associated with the negative publicity and Mexican regulatory issues in addition to work on developing the TK-1 diagnostic tests that were not incurred in the prior year.

Significant Elements of Income or Loss That Do Not Arise From Continuing Operations

  During the nine months ended April 30, 2001 $4,596,600 was recognized as an expense for stock issued for services. No funds were used to pay these expenses. The company has terminated the services early that most of this stock was used to pay for and we are seeking a return of a significant portion of this stock that was issued. It is not clear what if any amount of stock will be canceled at this time.

  The company also spend significant sums on travel expenses, legal fees, consulting, printing and postage in raising capital that are included in general and administrative expenses during the nine months ended April 30, 2001. These expenses were approximately $350,000 during the period.

  During the quarter ended January 31, 2001, the company acquired a license to TK-1 diagnostic technology from Brigham Young University. Biopulse expects to spend $200,000 in further development of the TK-1 test during the next year and it is expected that revenues from selling the diagnostic test kits will begin in the 1st quarter of Fiscal year ended July 31, 2002.



                                     15
Liquidity

  The Company has no debt other than accounts payable, accrued expenses and unearned revenue collected from patients. The company is liquid. Its current assets are $396,271 and its current liabilities are $73,135. The company is actively seeking funds to further develop and market its TK-1 diagnostic technology.

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

  PART II   OTHER INFORMATION

  Item 1    Legal Proceedings

  On May 10, 2001, a lawsuit was filed by Paul R Burns, the son of a former patient, in the Superior Court of the State of California for the County of Santa Barbara. The lawsuit is seeking damages of $27,500. No amount has been reserved for this action on the balance sheet and Biopulse believes that the chances of success of the lawsuit as less than 50%.

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

                                     16
  On December 18, 2000, 40,000 restricted common shares were issued to Edesio Biffoni, a sophisticated investor, for consulting services pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. We received no cash. These shares were not offered for sale to the public or as part of a public distribution.

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

          (a)  Exhibits                                                None

          (b)  Reports on Form 8-k   No reports on Form 8-k were filed
          during the quarter.

                                     17
                                 SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Biopulse International, Inc.


Date: July 22, 2001                  By: /s/ Reid Jilek
                                         --------------
                                     CEO

Date: July 22, 2001                  By: /s/ Michael Jones
                                         -----------------
                                     Treasurer / CFO