Form 10KSB
period 2001-09-30
BIOPULSE INTERNATIONAL INC/
filed 2001-11-14
CIK 1102939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2001

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from       to
                                                            -------  -------

                         Commission File Number 0-27727

                          BIOPULSE INTERNATIONAL, INC.
                          ----------------------------
                 (Name of small business issuer in its chapter)

              Nevada                                          87-0634278
              ------                                          ----------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

10421 South Jordan Gateway, Suite 500, South Jordan, Utah                  84095
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number, including area code     (801) 523-0101
                                                        ----------------------

         Securities  registered  pursuant to section  12(b) of the Exchange Act:
         None

         Securities registered under Section 12(g) of the Exchange Act:

                      $.001 par value, common voting shares
                      -------------------------------------
                                (Title of class)

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

The issuer's revenue for its most recent fiscal year was: $ 2,136,674.

The aggregate market value of the issuer's voting stock held as of July 31, 2001, by non-affiliates of the issuer was approximately $3,275,803.

As of July 31, 2000, issuer had 10,958,246 shares of its $.001 par value common stock outstanding.

Transitional Small Business                    Disclosure Format. Yes [ ] No [X]

Documents incorporated by reference: none      Exhibit Index is on page ___

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

                                     PART 1


Item 1.  Description of Business

         We are seeking to develop and market treatments complementary to the body's natural processes that build and restore the body's immune system. In our view, the accelerating trend toward alternative treatments is merging with rapid advances in biotechnology. Our goal is that BioPulse will become one of the leading companies at the convergence of these two trends.

         We manage clinical studies of our products and conduct research and development of alternative and biotechnology medicine. We have acquired the right to use and develop proprietary technologies and procedures in various aspects of alternative medicine and biotechnology. We believe that these technologies will assist in the early detection and monitoring of cancer through our TK1 cancer test and the treatment of cancer through immunotherapy treatments that are designed to stimulate or supplement the body's immune system and other host non-toxic approaches.

Industry Background

Growing trend toward alternative medicine.
         Healthcare is one of the largest industries in the world, estimated to account for over 10% of the gross national product of the United States. A growing trend in the healthcare field is the use of alternative or complementary medical treatments and therapies.

         Complementary and alternative treatments and therapies involve a broad range of healing philosophies, practices and approaches that commonly include acupuncture, herbs and vitamin supplements, aromatherapy, homeopathy, therapeutic massage, acupressure, traditional oriental medicine, mind and body control interventions such as visualization or relaxation, and manual healing. When these treatments and approaches are used instead of conventional medical treatment, they are referred to as alternative medicine; when they are used in addition to conventional treatments they are commonly referred to as complementary or integrative medicine.

         Americans' use of complementary and alternative medical treatments has been increasing in recent years. A survey published in the Journal of the American Medical Association in November 1998 reflects that the number of Americans using alternative therapies increased from 33% in 1990 to more than

42% in 1997. Information available from the National Center for Complementary and Alternative Medicine indicates that Americans spent more than $27 billion on alternative therapies in 1997, a spending level that exceeded out-of-pocket spending for all U.S. hospitalizations. Another article published in the Journal of the American Medical Association in September 1998 reported that 75 out of 117 U.S. medical schools then offered elective courses in complementary and alternative therapies.

         There are several possible reasons for increasing use of and interest in alternative medicine. One survey reflected that, in addition to frustration and dissatisfaction with conventional medicine, people elect complementary and alternative therapies because these health care alternatives mirrored their own values, beliefs and philosophical orientations toward life and health. We believe, based on our anecdotal experience with patients at our facilities, that in addition to these other dissatisfactions with conventional medicine, people are frustrated by their inability to receive alternative or new treatments domestically that are readily available elsewhere in the world, and this frustration enhances their interest in alternative or integrative medicine.

         Readily observable trends in marketing further illustrate the growing acceptance of alternative medicine. For example, herbal supplements that years ago were produced only in limited quantities by specialized manufacturers and sold primarily through niche health food stores are now produced by major pharmaceutical companies and sold in grocery stores and mainstream pharmacies.

         The United States government is also increasing its involvement in alternative medicine. In 1992, the National Institutes of Health, a branch of the U.S. Department of Health and Human Services, established the Office of Alternative Medicine. In 1999, pursuant to a congressional mandate, the Office of Alternative Medicine was expanded to the National Center for Complementary and Alternative Medicine, and continues to operate as a separate center of the National Institutes of Health. For the year 2000, NCCAM's budget was $75 million, an increase of 300% since 1997. Additionally, the National Cancer Institute, also a part of the National Institutes of Health, has established an Office of Cancer Complementary and Alternative Medicine, which oversees a Best Case Series Program designed to collect and evaluate complementary and alternative cancer treatments.

         The American Cancer Society also spends approximately $3 million to $4 million on research and education about alternative medicine, a significant increase over past years. For many Americans, the alternative medicine marketplace is crowded and confusing. There are innumerable products and services that claim to have medical benefits. We believe there is a tremendous opportunity to become one of the principal brand names for reliable alternative medicine, particularly with regard to cancer and other serious diseases. Cancer Industry Background.

         Cancer encompasses diverse diseases that share the characteristic of abnormal cells that proliferate uncontrollably and spread throughout the body, forming collections of tumor cells called metastases. The American Cancer
Society estimates that approximately 1.2 million new cases of cancer were diagnosed in the United States in 2000. Cancer causes over 550,000 deaths annually, making it the second leading cause of death in the United States.

         The National Institutes of Health estimates overall annual costs for cancer at $107 billion; $37 billion for direct medical costs (total of all health expenditures), $11 billion for indirect morbidity costs (cost of lost productivity due to illness), and $59 billion for indirect mortality costs (cost of lost productivity due to premature death). Treatment of breast, lung, and prostate cancers account for over half of the direct medical costs.

         Traditional treatments for cancer include surgery, radiation, and chemotherapy. These traditional treatments have well-known adverse side effects such as hair loss, decreased function of various organs, and substantially impaired immune systems leading to susceptibility to other diseases. The side effects of these treatments, combined with relatively low success rates for most cancers, has led some to question these methods of treatment.

         We believe that dissatisfaction with traditional cancer treatments has led to experimentation with an assortment of alternative treatments, including many offered at cancer clinics in Mexico, Europe, and Asia. The American Cancer Society estimates that as many as 75% of cancer patients use some sort of alternative medicine, in addition to traditional treatments such as chemotherapy. Anecdotal reports of success from these alternative treatments have circulated, but, to our knowledge, no comprehensive studies have been made.

         Many medical authorities accept the proposition that successful management of cancer involves three distinct activities: prevention, early detection, and effective treatment. Prevention involves, among other things, lifestyle changes that include eliminating smoking and other cancer-causing activities, adoption of an improved diet, and a regular exercise regimen.

         We plan to focus primarily on the development of products and procedures designed to permit early detection and effective treatment of cancer. Early detection is important because, for most cancers, the earlier treatment is rendered the greater the likelihood of success. For example, some studies show that when breast cancer is detected while still localized and before metastatic spread, the five-year survival rate is 97% or better. If the cancer spreads regionally before treatment, the five-year survival rate drops to around 75%. If there is distant metastasis, the five-year survival rate drops to 20%.

         The American Cancer Society and the National Cancer Institute recommend that the approximately 74 million Americans age 50 and above undergo regular cancer screening tests for breast, colorectal, prostate, and other cancers. We believe that many people do not undergo regular screening tests because of the cost, inconvenience, and invasiveness of the currently available procedures and the relatively unreliable results for certain of these tests.

         Effective treatment of cancer historically has meant a reduction in tumor size or, ideally, complete remission of the cancer. The adverse side effects of traditional treatments have led many companies to research new treatments that can accomplish remission without otherwise harming the patient. Many of the promising treatments are in the field of immunotherapy. The basic premise of these treatments is that the body's own immune system can fight cancer. This premise is shared by many of the alternative treatments, although the methodologies differ substantially.

History

BioPulse International, Inc., was incorporated in Nevada on July 13, 1984, under the name Universal Financial Capital Corp., and changed its name in September 1985, to International Sensor Technologies, Inc ("IST"). As IST, the Company incurred heavy losses, had no revenue from operations and, subsequently, experienced five years of inactivity.

On January 9, 1999, the Company acquired BioPulse, Inc., a Utah corporation ("BPI"). Jonathan Neville, Loran Swensen, and Dr. Robert Morrow founded BPI in June 1998. From the time it was formed, until the time of its acquisition, the primary operations of BPI were related to developing its business plan, researching alternative medical treatments and technologies, and investigating clinics in Mexico. At the time of the acquisition, BPI had approximately $75,000 of liabilities and no material assets. Similarly, the Company had no liabilities and no significant assets. The acquisition of BPI was negotiated at arms length between Jonathan Neville, Loran Swensen and Dr. Robert Morrow on behalf of BPI and Briton McConkie and Stephen Fey on behalf of the Company. Prior to the acquisition of BPI, the Company had approximately 70,000 shares of common stock issued and outstanding. At the time of the acquisition, the Company changed its name to BioPulse International and issued 3,200,000 restricted BioPulse International common shares to the shareholders of BPI, in exchange for all of the issued and outstanding shares of BPI. In that transaction, Jonathan Neville received 1,089,200 shares, Loran Swensen received 1,004,200, and Dr. Morrow received 317,000. The Company's shareholders received 800,000 shares of restricted common stock in exchange for their shares of IST. Of these 800,000 shares, Mr. Fey and Mr. McConkie each received 336,500 shares of common stock.

         During 1998 and 1999, our operations consisted of evaluating a variety of available alternative treatments with a focus on treatments that might be effective in rebuilding the body's natural immune system to fight cancer and other degenerative diseases. We also entered into a management agreement with the Dr. Omar Sanchez clinic in Mexico for which a locally licensed staff was recruited and in which we have implemented certain selected alternative treatments discussed below.

         During 2000, we began expanding the scope of the treatments we were evaluating to include developments in biotechnology. We believe that recent advances in biochemistry and microbiology have the potential to explain the observable benefits of alternative medicine so these treatments can be optimized. At the same time, we believe that developments in biotechnology and immunotherapy hold the promise of new treatments that are consistent with the alternative medicine philosophy of improving overall health by working with the body's natural systems to fight disease.

         During 2001, the Mexican government revamped its oversight of medical clinics subject to its jurisdiction. It sent new health department inspectors to review the operations and permits of many clinics in Tijuana, Mexico. This led to the closure of several clinics there. Dr. Sanchez' clinic also was inspected. The inspectors determined that while the clinic personnel were properly qualified, they had not submitted all of their protocols for government review. On February 15, 2001, one treatment room was closed pending review of the protocols. The clinic submitted applications for licenses for four protocols (insulin hypoglycemic therapy, chelation, colonic treatments, and dendrytic cell therapies) in May 2001. On May 9, 2001, the Instituto de Servicios de Salud Publica Del Estado De Baja California (the Mexican health authorities) reopened the treatment room. As of September 13, 2001, the applications for the four protocols are still pending approval. As a result of the new policy, the clinic decided not to seek new patients until all the necessary protocols had been approved. In addition, to the extent that the protocols are deemed experimental by the Mexican government, the clinic will not charge patients who participate in the clinical studies for the experimental portion of the treatments.

         During 2001, we have formed two Delaware corporations as wholly owned subsidiaries. One subsidiary, Complesys, Inc., has assumed responsibility for developing the TK1 test described below. We have assigned the license agreement with BYU for the TK1 test to Complesys. The other subsidiary, Contiquity Labs, Inc., has assumed responsibility to develop and market consumer products in the nutritional supplement sector.

Our Business Strategy

         Our approach of combining alternative medicine techniques with the latest biotechnology advances is designed to capitalize on the convergence of traditional and alternative medicines.

         Our objective is to continue to enhance the management of an operating clinic that provides up-to-date alternative and biotechnology cancer treatments and rely on our management and operational experience to develop and test leads for new cancer diagnostic and therapeutic products. We believe that our TK1 test may enable the early detection and monitoring of cancer. In addition to the TK1 test, we are developing therapeutic treatments designed to help the body's natural immune system to fight cancer, including our continued development of therapies using the following types of products:

         o    Dendritic  cell  "cancer  vaccines"  using   broad-spectrum  tumor
              antigens;

         o Angiogenesis, the formation of new blood vessel inhibitors, including PGM, a substance usually capable of stimulating an immune response;

         o    Immune system stimulants such as MPGC; and

         o Broad-spectrum cytokines - a class of immunotregulatory substances secreted by cells of the immune system.

         The key elements of our approach are to:

     1.  Develop improved diagnostics for early detection of cancer.

     2. Discover and develop improved therapies and diagnostics directed at enhancing natural immune resistance.

     3. Offer promising therapies as quickly as possible, anywhere in the world where such therapies are permitted, through qualified and licensed health care providers and modern medical facilities.

     4. Form collaborations with other research companies and operating clinics to accelerate product development and adoption of our products.

         We plan to implement these elements through our clinic operations, our biotechnology product line, and our alternative medicine protocols.

Clinic Operations

         To date, most of our revenues have been derived from our relationship with our clinic in Tijuana, Mexico called Clinica BioPulso. In December 1999, we entered into a clinic management agreement with Dr. Omar Sanchez, a surgical oncologist, under which we provided clinic management services for Clinica BioPulso in return for all of the receipts of the clinic and we are responsible for all of the costs of operating the clinic.

         The clinic's entire medical staff is locally licensed. The clinic has 40 rooms for resident patients, three group treatment rooms, a pharmacy, a laboratory, a surgery room, and several offices for doctors and administration. During 2000, the clinic began administering a comprehensive alternative treatment program including insulin hypoglycemic therapy, chelation, colonic treatments treatments, and dendrytic cell therapies.

         The scientific support that we provide includes information and training regarding the procedures related to our cancer vaccines; the PGM angiogenesis inhibitor; the MPGC immune stimulant; and various cytokine mixtures and preparations.

         We also provide equipment including laboratory or medical equipment necessary to administer the clinic's treatment program, including liquid nitrogen containers, sterile hoods, centrifuges, incubators, environmental monitoring equipment, and other related lab equipment. We do not manufacture or assemble any equipment. Supplies that we provide from time to time include common laboratory supplies and various reagents and solutions required for laboratory processes.

         Clinica BioPulso has drawn patients from around the world, but primarily from the United States. We may help develop additional clinics in Mexico and other countries.

         Prior to June 2000, we had an association with a German clinic that began in November 1999. Since January 2000, the German clinic has not utilized our protocols, and we have not referred patients to the clinic. We have had preliminary discussions with clinics in other countries, including Australia, China, and Costa Rica, that are interested in participating in our clinical studies. As of July 31, 2001, we had no firm commitments or agreements with any of these other clinics.

Our Biotechnology Product Line

         We have not yet sought approval from the FDA or any other regulatory agency for any of our products, including our cancer vaccine, anti-angiogenesis, cytokine, or immune-stimulant products. We will not be able to commercialize any of our potential products in the United States until we obtain FDA approval, so any delay in obtaining, or inability to obtain, FDA approval could substantially harm our business.

         We are conducting studies of our cancer vaccines and other biotechnology products discussed below on a fee-for-services basis at Clinica BioPulso. Participants apply to participate in the studies. The doctors who are supervising the study review the applications. Once an application is accepted, participants receive an explanation of the procedures, including the potential risks, and sign informed consent forms. Participants are free to withdraw from these studies at any time.

         The fee-for-services program reduces the cost of conducting clinical studies of the products. However, from time to time, we accept participants who are unable to pay, and occasionally, the cost of the treatment for a particular participant may exceed the fee. However, the fees generated usually cover the cost of the studies, and we do not expect to run a deficit in conducting these patient studies. The primary budgetary impact on us is in purchasing the equipment necessary for diagnostics and treatment. This equipment includes blood analysis machines, patient monitoring equipment, incubators, sterile hoods, centrifuges, other equipment required to prepare and store the vaccines, and other laboratory supplies. We expect to purchase additional diagnostic equipment as funds become available either through operations or through future debt or equity financing.

         TK1 Cancer Screening Test.
         --------------------------

         We consider existing tests for the early detection of cancer to be invasive, expensive, and not sufficiently reliable. We also believe that commercially available methods of monitoring the progress of patients during cancer treatment are inadequate.

         We believe that our Thymidine Kinase-1, or TK1, test may enable early detection and monitoring of several types of common cancers in an efficient and cost effective manner. In addition, we believe that once we have finalized development of a kit using the Enzyme-Linked Immunosorbent Assay (ELISA) format, administration of the TK1 test would require only a small blood sample and could also be incorporated into a standard blood test panel. The ELISA format is a fundamental tool of clinical immunology, based on the principle of antibody-antibody interaction. Incorporation of the TK1 test into a kit using this format would provide easy visualization of results and would enable detection of the presence and amount of TK1. Moreover, the test could be completed without the expense and other problems of using radioactive materials. For these reasons, we believe that medical practitioners would order our cancer screening tests, if and when available, as part of a regular screening program for the early detection of various cancers, for use in assessing the progress of patients undergoing cancer treatment, and for use in determining prognosis post-treatment.

         The TK1 test was originally developed at Brigham Young University and is being further developed by Covance Research Products, Inc., in Denver, Pennsylvania. We licensed the intellectual property rights to the TK1 test from BYU under a license agreement, dated as of December 1, 2000 (the "BYU Agreement").

         Under the BYU Agreement, BYU granted us exclusive, worldwide right and license (subject to an option agreement between BYU and a private laboratory which grants rights in the countries of Japan, China, Taiwan, Korea, Malaysia, Indonesia, Philippines, and Singapore, and to BYU's right to use the licensed technology for continuing research and non-commercial academic uses) to develop, manufacture, sell, and otherwise transfer the in vitro serum diagnostic TK and TK1 tests and related products. We are required under the agreement to make royalty payments and meet performance milestones.

         We are collaborating closely with BYU to monitor Covance's efforts. To that end, we entered into a statement of work agreement with Covance in February 2001. Our responsibilities under the statement of work agreement include:

         -    supplying enough antigen to prepare the proposed calibrator lots;

         - supplying at least two cell lines that make the monoclonal antibodies suitable for use in the proposed ELISA sandwich assay for TK1; and

         - supplying purified monoclonal antibody to be used in the proposed ELISA sandwich assay for TK1.

We have provided these materials to Covance through BYU.

         The remaining research and development necessary to bring the product to the stage where we can begin the process of receiving FDA approval, which is being done primarily by Covance with our assistance and the assistance of BYU, includes cell culture, cloning and freezing; antibody production, purification and labeling; calibrator definition, design, evaluation, test lot production, and stability testing; assay design and optimization; sensitivity; precision; and testing on patient samples. We estimate that this process will continue through December 2001 at a cost to us of approximately $200,000. The work
Covance is doing is directly related to development of the serum ELISA diagnostic kit required in the BYU agreement. Covance is not responsible for the clinical trials or the applications for FDA approval, which are both our responsibility. We have identified sources of blood serum for use in the clinical trials, which we will commence once the ELISA kit is prepared.

         In April 2001, we modified our agreement with BYU to provide that BYU would refund to us $400,000 of the initial license fee, and that an additional $300,000 of the initial license fee would be put into escrow and dedicated toward the development of the TK1 technology. Under the modified agreement, we agreed that within 60 days of the commencement of marketing of the TK1 test, we would repay to BYU the refunded $400,000, along with the portion of the escrowed funds spent on development of the TK1 test, as well as an additional $100,000, all as a revised initial license fee.

Biotechnology Cancer Treatments.
--------------------------------

         We believe immunotherapy may overcome many of the limitations of current cancer therapies by enabling a patient's immune system to recognize and destroy cancerous cells both at the site of origin and at sites of metastases. We believe this may be feasible through either alternative methods or biotechnology methods, but we believe the best approach is an integrative approach relying on both methods.

         One immunotherapy treatment we are researching is a "cancer vaccine." In connection with this research, in August 2000, we entered into an agreement with Aidan, Incorporated (the "Aidan Agreement"), in which Aidan licensed to us the intellectual property rights, including the right to manufacture and market a proprietary cancer vaccine. Aidan also licensed to us the intellectual property rights to additional cancer treatments to additional cancer treatments that we believe may complement the cancer vaccines. Among these are a patented anti-angiogenesis product that can be administered clinically; an immune-stimulant product made from bacterial cell wall extracts that we believe may act as a vaccine adjuvant, which enhances the immune system response to antigens; and a proprietary mixture of cytokines that we believe may act as an adjuvant. Under the Aidan Agreement, we paid BYU an initial license issue fee and are required to make additional royalty payments based upon adjusted gross sales of the licensed products, improvements, or processes. In addition, we are obligated to pay certain minimum royalty payments in calendar year 2003 and each year thereafter.

         We plan to retain commercial rights for our products in the United States and many parts of the world, although we may collaborate with other companies in some areas.

         1.   Cancer Vaccine.

         A new approach to cancer therapy takes advantage of the possibility that dendritic cells may activate the immune system to attack tumor cells. Dendritic immune cells are specialized antigen-presenting cells found in trace numbers in the blood stream and in lymph and non-lymph tissues in the human body. They play a crucial role in the initiation of the immune response, including activation of cytotoxic T lymphocytes. They derive their name from the branch-like structures (dendrites) on their cell membranes, on which they present antigen. The process of using dendritic cells to attack tumor cells is referred to in both scientific and popular media as a "cancer vaccine." These are therapeutic, as opposed to preventative, vaccines. The feasibility of the cancer vaccine approach has been tested in in vitro studies (studies done in an artificial environment) and in animal and human studies. Approval for Phase I and Phase II human clinical trials of dendritic cell therapy has been granted to several companies and institutions by the FDA. We have not yet applied for or received regulatory approval to begin clinical trials of our dendritic cell therapy, or cancer vaccine.

         The method of treatment in the protocol we have licensed from Aidan is as follows: Monocytes are isolated from patient blood and converted into dendritic cells using cytokines. The dendritic cells are then exposed in vitro to tumor antigens. These "programmed" dendritic cells are then re-infused into the patient intravenously, through the blood, and intradermally, through the skin. The re-infused cells may come in contact with lymphocytes and may induce an immune response toward the tumor antigen.

         We believe that an important element in the success of a cancer vaccine is the tumor-associated antigen that is exposed to the dendritic cells in vitro. Tumor associated antigens are being discovered yearly. However, identification, purification, and characterization of these antigens are costly and time consuming. To date, no tumor-associated antigen with 100% specificity and sensitivity has been identified.

         Aidan found that dendritic cells pulsed with a high molecular weight isolate of antigen-containing, autologous tumor, without identification, purification, or characterization of tumor associated antigens, can effectively induce T lymphocyte mediated cytotoxicity of human tumor cells in vitro. Based on studies conducted by Aidan, we believe that an in vivo immune response against tumor cells can be elicited by infusion of autologous dendritic cells that have been primed (pulsed) with high molecular weight autologous tumor isolates.

         Aidan also found that dendritic cells pulsed with a high molecular weight isolate of autologous urine, without identification, purification, or characterization of tumor associated antigens, can induce T lymphocyte mediated cytotoxicity of human tumor cells in vitro as effectively as dendritic cells pulsed with a target cell membrane derived antigen. Based on Aidan's research, we believe that an in vivo immune response against tumor cells can be elicited by infusion of autologous dendritic cells that have been primed (pulsed) with high molecular weight extracts of autologous human urine.

         2.   PGM, Angiogenesis inhibitor.

         A healthy human body controls blood vessel development through a process of stimulating or inhibiting angiogenesis, the formation of new blood vessels. Normally, the inhibitors dominate the stimulators so angiogenesis does not occur. Excessive angiogenesis is noted in cancer and other diseases including diabetic blindness, rheumatoid arthritis, and psoriasis. The new blood vessels feed the diseased tissues, which destroys normal tissue because the diseased cells produce abnormal amounts of angiogenic stimulants or growth factors, overwhelming the natural inhibitors. These new blood vessels also allow tumor cells to escape into the blood system and find their way to other organs. This migration is known as tumor metastases.

         In 1971, Judah Folkman, a well-known physician and researcher, hypothesized that controlling angiogenesis, the growth of new blood vessels, could be a feasible anti-tumor strategy. Anti-angiogenesis therapies help the body fight tumors by halting new blood vessel growth. This may help starve the tumor and prevent metastases.

         Because of an anecdotal report of complete remission in a case of human ovarian carcinoma after consumption of an extract of the ubiquitous plant Convolvulus arvensis, Aidan tested extracts of this plant for anti-angiogenesis and immune stimulating effects. Convolvulus arvensis is known to contain toxic alkaloids. Aidan developed a method to process the plant to minimize the alkaloids while preserving the anti-angiogenic and immune stimulating effects. The extract is primarily comprised of proteoglycan molecules and has been named PGM. Aidan has shown that the extracted plant product does have anti-angiogenic and immune system stimulating effects on human tumor cell lines. Aidan currently offers PGM in both clinical preparations and oral preparations for consumer use as a food supplement. Aidan's studies showed that the clinical preparations were more effective. We have licensed the right to use clinical preparations from Aidan on an exclusive basis. We also distribute the oral preparations to participants in clinical studies as determined by doctors. The trademark name for the commercial product containing PGM is "C-statin(TM)." The product is covered by U.S. patent No. 6,083,510 issued in July 2000. Aidan is the current licenseholder of this patent.

         3.   MPGC, Immune stimulant.

         MPGC (Muramul polysaccharide glycan complex) is a preparation created from a bacterial cell wall extract that we believe is capable of stimulating conversion of inactive immune cells into active immune cells. We believe that MPGC may also act as a powerful vaccine adjuvant. Like PGM, Aidan currently offers MPGC in both clinical preparations and oral preparations for consumer use as a food supplement. Aidan's studies showed that the clinical preparations were more effective. We have licensed the clinical preparations from Aidan on an exclusive basis. We distribute the oral preparations to patients at the clinic in Mexico as determined by attending physicians. Aidan has applied for a patent on MPGC. The application is still pending.

         Aidan's studies also show that PGM and MPGC are more effective when used in combination than when used separately. This synergy is the subject of continued research by us in connection with Aidan.

         4.   Cytokine mixture.

         Cytokines are a family of small, intercellular regulatory proteins that mediate a variety of immunologic and non-immunologic biological functions. Cytokines are grouped by function and include: interleukins; tumor necrosis factors; lymphotoxins; interferons; colony-stimulating factors; chemokines; and miscellaneous cytokines.

         Cytokines produced by other companies have been used successfully in cancer treatment. For example, recombinant interleukin 2 (formulated and sold as Proleukin, by Chiron Corporation) has received approval for human use in the treatment of metastatic renal cell carcinoma and malignant melanoma. Recombinant interferon alfa-2B (formulated and sold as Intron A, by Shering Corporation) has received approval for human use for the treatment of hairy cell leukemia, malignant melanoma, follicular lymphoma, and Kaposi's sarcoma.

         Cytokines are produced by a variety of cell types. Both lymphocytes and monocytes produce several cytokines in response to immune challenge. Cells naturally produce several cytokines simultaneously. Several studies have suggested that synergistic anti-tumor effects occur when cytokines are used in combination as opposed to being used singularly.

         One of the reasons that the normal immune system does not respond to cancer is that dendritic cells naturally found in proximity to tumors are unable to effectively present antigen to T cells, which have a role in cell-mediated immunity and immunoregulation. These dendritic cells lack costimulatory molecules on their cellular surface, including CD 80 and CD 86, which are necessary for T cell activation. They also lack CMRF-44 and CD 83, which are markers indicating the maturity of the dendritic cells. We believe that inducing the expression of CD 80 and CD 86 may be of therapeutic advantage in the treatment of malignancies.

Aidan has developed and licensed to us a method for using a monocyte-conditioned medium (MCM) to convert inactive, ineffective dendritic cells into active, migrating, effective dendritic cells. In addition, the MCM contains cytokines that may have direct anti-tumor activities. Aidan's pilot clinical trial showed that the MCM induced rapid tumor cell death.

Our Alternative Medicine Protocols.

         We consider all of our treatment methodologies currently to be in clinical experimental status and so inform all participants in our studies. In all cases, our approach is to assist and enhance the body's natural immune system in the context of whole body-mind healthiness. A major thrust of our plan of operations is to develop thorough, long-term clinical studies of the results of our treatment methodologies and any products we may develop. We then plan to obtain regulatory approval for these treatments as necessary to allow further commercialization.

         One of the treatments being studied in Clinica BioPulso is the use of insulin-induced hypoglycemic therapy (IHT) as an aggressive cancer treatment. IHT uses a regulated level of insulin and other medications to induce a hypoglycemic state in the patient that allows the attending physician to regulate blood oxygen levels, body temperature, and pH levels. This enables the attending physician to create an environment that we believe is intolerable to fast-growing cancer cells. Patients are continually monitored by a physician and medical personnel throughout the procedure using standard hospital monitoring equipment and medicine to maintain safety.

         In addition to studying IHT, Clinica BioPulso also studies other alternative treatments that we believe may prove beneficial to cancer patients such as targeted nutritional programs and cleansing procedures.

Regulatory  Environment

         Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our proposed products and our research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products must undergo rigorous pre-clinical and clinical testing and other pre-market approval procedures by the FDA and similar authorities in foreign countries. Since certain of our potential products involve the application of new technologies, regulatory approvals may take longer than for products produced using more conventional methods. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable federal statutes and regulations, requires the expenditure of substantial resources.

         Additionally, the healthcare industry is heavily regulated. In the United States, a variety of governmental agencies have jurisdiction over health care products and services. For example, each state has licensing boards that regulate the ability of individuals to work as physicians, nurses, or other health care providers. The FDA regulates the use of drugs within the United States. Other countries have comparable regulatory frameworks. We have a policy of obtaining all required permits, licenses, and bonds to operate our facilities and sell our products and services. We have retained counsel to assist us in understanding and complying with these various regulations both in the United States and abroad.

FTC Regulation

         Additionally, the Federal Trade Commission (FTC) regulates certain aspects of the practice of medicine, including advertising and marketing. As a general rule, anyone who makes a statement or claim in advertising a product or service must possess and rely on a reasonable basis for such statement or claim. The FTC oversees the enforcement of the legal requirement that advertisers substantiate express or implied claims, however conveyed, that make objective assertions about the item or service advertised. Objective claims for products or services represent explicitly or by implication that the advertiser has a reasonable basis supporting claims made.

         To the extent that the labeling or the advertising of our products include express or implied claims regarding the products, we will be subject to federal laws and regulations regarding truth in advertising and may be required to substantiate any or all claims made. We will continue to work with counsel to assist us in understanding and complying with these various regulations both in the United States and abroad.

         On February 2, 2001, we received a letter from the FTC's Western Region notifying us that the FTC is conducting an inquiry into our advertising of health care products and treatments. The purpose of the inquiry is to determine whether we have engaged in unfair or deceptive acts or practices, including whether we can substantiate claims we have made relating to treatments for cancer and other diseases. The FTC's Western Region has advised us that neither this notification, nor the existence of this inquiry should be viewed as an accusation by the FTC or its staff of any wrongdoing. We have responded to the FTC and are awaiting further comments.

FDA Approval Process

         Our cancer screening tests and cancer treatments may be subject to regulation by the FDA and by state and foreign authorities or their designated representatives. Under the U.S. Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, as a manufacturer of medical devices, we may be required to comply with policies and procedures that regulate the manufacturing, composition, labeling, testing, packaging and distribution of medical devices. In addition, medical devices are subject to different levels of government approval requirements, the most comprehensive of which requires the completion of an FDA approved clinical evaluation program and submission, and approval of a premarket approval application before a device may be commercially marketed. The FDA also conducts inspections before approving a premarket approval application to determine compliance with the quality system regulations which cover manufacturing and design.

         After premarket approval is received, the FDA may require testing and surveillance programs to monitor the effectiveness of approved products which have been commercialized. It has the power to prevent or limit further marketing of a product based on the results of such post-marketing programs. In addition, the FDA may, at any time after the approval of a premarket approval application, conduct periodic inspections to determine compliance with good manufacturing practice regulations and current medical device reporting regulations. If the FDA concludes that we are not in compliance with applicable laws or regulations, it can institute proceedings to:
         o    seize our product;

         o    issue a product recall;

         o    impose operating restrictions; and/or

         o    assess civil penalties or recommend criminal prosecution.

         The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers' required reports of adverse experiences to identify potential problems with FDA-authorized devices.

         Some of the products that we intend to develop and market can be cleared under Section 510(k) of the Federal Food, Drug and Cosmetic Act. The process of obtaining Section 510(k) clearance typically requires less time and expense than the premarket approval process. Section 510(k) clearance normally takes from six months to one year, but can take years, and generally requires the submission of supporting data, which in some cases can be extensive. In addition, the FDA may require review by an advisory panel as a condition for
Section 510(k) clearance. We intend to continue to rely on the Section 510(k) process with regard to certain products, such as any additional cancer vaccines or cancer screening tests we may develop. However, we may develop and produce enhancements to our existing products that will require clearance under the FDA's more lengthy and expensive premarket approval process, which can take a number of years and can require extensive supporting documentation. If we encounter difficulties in the premarket approval process, the commercial marketing of any future canceer screening tests and vaccines could be substantially delayed or prevented.

         We expect that the TK1 test will be our first product that will go through the FDA process, and we are taking steps to begin generating the necessary data and other requirements to successfully obtain FDA approval. We may need to obtain additional funding through grants, debt or equity financing, or corporate partnerships to complete the steps necessary for FDA approval. We intend to develop our TK1 technology in three ways:

         -    perform cancer screening services in our own laboratories;

         - license our intellectual property and sell our reagents that target TK1 to leading clinical reference laboratories to allow them to perform their own screening tests, using their own methods and equipment; and

         - package our technologies in the form of diagnostic test kits that clinical laboratories can use to conduct screening services.

The FDA treats each of these alternatives differently.

Providing testing services directly

         The FDA does not actively regulate most laboratory tests that have been developed and used by the laboratory conducting the test. However, the FDA does regulate reagents such as ours that react with a biological substance to identify a specific chemical substance. These regulations provide that most such reagents, which the FDA refers to as analyte-specific reagents, are exempt from the FDA's premarket review requirements.

         If the FDA were to decide to regulate in-house developed laboratory tests, to require premarket approval or clearance of our analyte specific reagents, or to conclude that licensing our intellectual property constitutes non-compliant labeling, the commercialization of our products and services could be delayed, halted, or prevented. In addition, the FDA could impose penalties on us or seek other enforcement actions. Similarly, if the FDA were to determine that our blood collector requires premarket approval or clearance, the sale of our products and services could be delayed, halted, or prevented, and the FDA could impose penalties on us or seek other enforcement action.

         Finally, our reagents will be subject to a number of FDA requirements, including compliance with the FDA's quality system regulation that establishes extensive regulations for quality control and manufacturing procedures. Failure to comply with these regulations could subject us to enforcement action. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

Licensing our technology

         Reagents generally do not require FDA approval or clearance if they are sold to clinical laboratories licensed by the government to perform high complexity testing and are labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. A similar statement would also be required on all advertising and promotional materials relating to analyte specific reagents such as ours. Laboratories are also subject to restrictions on the labeling and marketing of tests that have been developed using analyte specific reagents. The analyte specific reagent regulatory category is relatively new and its boundaries are not well defined. It is unclear whether any changes to current reagent regulation would affect the licensing of our tests.

         We believe that our in-house testing and the analyte specific reagents we intend to sell to clinical reference laboratories do not require FDA approval or clearance. We cannot be sure, however, that the FDA will not assert that our tests or one or more of our reagents require premarket approval or clearance. In addition, we cannot be sure that the FDA would not treat the licensing of the intellectual property we rely on as labeling that would subject the reagent to premarket approval or clearance and other FDA regulation. Moreover, we cannot be sure that the FDA will not change its position in ways that could negatively affect our operations.

         Any diagnostic test kits that we may sell would require FDA approval or clearance before they could be marketed. There are two review procedures by which a product may receive this approval or clearance. Some products may qualify for clearance under a premarket notification procedure, referred to as 510(k) procedure, in which the manufacturer provides to the FDA a premarket notification that it intends to begin marketing the product and demonstrates to the FDA's satisfaction that the product is substantially equivalent to a legally marketed product, which means that the product has the same intended use as, is as safe and effective as, and does not raise questions of safety and effectiveness different from those of a legally marketed device. A 510(k) submission for an in vitro diagnostic device generally must include manufacturing and performance data, and in some cases, it must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter.

         If a medical device does not qualify for the 510(k) procedure, the FDA must approve a premarket approval application ("PMA") before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is a complex submission, usually including the results of preclinical and extensive clinical studies. Before the FDA will approve a PMA, the manufacturer must pass an inspection of its compliance with the requirements of the FDA's quality system regulations.

         We believe that our TK1 diagnostic test kit may require PMA approval. Once Covance has completed development of the serum diagnostic ELISA kit, we intend to apply for pre-market approval. The PMA process is lengthy and costly, and we cannot be sure that the FDA will approve PMAs for our products in a timely fashion, or at all. FDA requests for additional studies during the review period are not uncommon and can significantly delay approvals. Even if we were able to gain approval of a product for one indication, changes to the product, its indication, or its labeling would be likely to require additional approvals.

         Physicians who order our TK1 cancer screening test will need to obtain blood serum from patients. This blood serum will have to be transported to a laboratory. Tissue transport and storage containers are also medical devices regulated by the FDA, although they generally have been exempt by regulation from the FDA's premarket clearance or approval requirement. We believe that our blood serum container falls within the exemption, but we cannot be sure that the FDA will not assert that our container is not exempt and seek to impose a premarket clearance or approval requirement.

         Regardless of whether a medical device requires FDA approval or clearance, a number of other FDA requirements apply to its manufacturer and distributors. Device manufacturers must be registered and their products listed with the FDA. Certain adverse events and product malfunctions must be reported to the FDA. The FDA also regulates the product labeling, promotion, and in some cases, advertising, of medical devices. Manufacturers must comply with the FDA's quality control system regulations that establish extensive requirements for quality control and manufacturing procedures. Thus, manufacturers and distributors must continue to spend time, money, and effort to maintain compliance. Failure to comply can lead to enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

         To the extent that we perform cancer screening tests in our own laboratories in the United States, we will be subject to federal and state laws and regulations regarding the operation of clinical laboratories. The federal Clinical Laboratory Improvement Act and laws of certain states impose certification requirements for clinical laboratories and establish standards for quality assurance and quality control. Clinical laboratories are subject to inspection by regulators and possible sanctions for failing to comply with applicable requirements. Sanctions available under the Clinical Laboratory Improvement Act include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil money penalties. If we fail to meet the requirements of the Clinical Laboratory Improvement Act or other federal or state law, we could be stopped from providing services and incur significant expense, thereby limiting our revenue and profitability.

         All of our potential cancer vaccine, anti-angiogenesis, cytokine, and immune-stimulant products, as well as our cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity, and novelty of the products involved. Because our cancer vaccines and our other products are novel, regulatory agencies do not have experience with them. This may lengthen the regulatory review process, increase our development costs, and delay or prevent commercialization of our cancer vaccines and our other products. To our knowledge, no cancer vaccine using dendritic cell technologies has been approved for marketing in the United States. Consequently, there is no precedent for the successful commercialization of our cancer vaccine products. Our other products differ in many respects from other anti-angiogenesis cytokine and immune-stimulant products that have gone through the FDA process, so we do not know whether the FDA will treat our products as it has treated related products. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the FDA. We have not yet sought FDA or other regulatory approval for our cancer vaccine, anti-angiogenesis, cytokine, or immune-stimulant products. We will not be able to commercialize any of our potential products in the United States until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

         If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market, or experience other adverse consequences including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our vaccines or other products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and the FDA and other regulatory agencies may require reformulation of our vaccines, additional clinical trials, changes in labeling of our vaccines, and additional marketing applications.

         An investigational new drug application must become effective before human clinical trials may commence in the United States. The investigational new drug application is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed.
However, the submission of an investigational new drug application may not result in the FDA authorizing us to commence clinical trials in any given case.

         Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the Good Laboratory Practices regulations. If the sponsor violates these regulations, the FDA, in some cases, may invalidate the studies and require that the sponsor replicate those studies.

         If testing of a particular product does not yield successful results, we will be unable to commercialize that product. We must demonstrate that our products are safe and effective in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including different or unexpected results in later clinical trials, risk to participating subjects or patients, undesirable side effects, or other problems that would preclude regulatory approval or limit the commercial use of the products if approved. Moreover, it may take longer to complete our clinical trials than we project, or we may not be able to complete them at all. Clinical testing is very expensive and may take many years, and the outcome is uncertain. The data collected from our clinical trials may not be sufficient to support approval by the FDA of any of our cancer vaccines or other products. The FDA may not ultimately approve any of our product candidates for commercial sale. Our failure to demonstrate adequately the safety and efficacy of a cancer vaccine or any other product would delay or prevent regulatory approval of that product, which could prevent us from achieving profitability in that product line.

Mexican Regulatory Issues

         During 2001, the Mexican government revamped its oversight of medical clinics subject to its jurisdiction. It sent new health department inspectors to review the operations and permits of many clinics in Tijuana, Mexico. This led to the closure of several clinics there. Dr. Sanchez' clinic also was inspected. The inspectors determined that while the clinic personnel were properly qualified, they had not submitted all of their protocols for government review. On February 15, 2001, one treatment room was closed pending review of the protocols. The clinic submitted applications for licenses for four protocols (insulin hypoglycemic therapy, chelation, colonic treatments, and dendrytic cell therapies) in May 2001. On May 9, 2001, the Instituto de Servicios de Salud Publica Del Estado De Baja California (the Mexican health authorities) reopened the treatment room. As a result of the new policy, the clinic decided not to seek new patients until all the necessary protocols had been approved. In addition, to the extent that the protocols are deemed experimental by the Mexican government, the clinic will not charge patients who participate in the clinical studies for the experimental portion of the treatments. The Company feels that it was in compliance with all applicable regulations regarding operation of the clinic prior to the alteration of oversight of medical clinics. Nevertheless, the Company will continue to work closely with appropriate Mexican government officials to ensure ongoing compliance with applicable regulations.

         International sales of our products may also be subject to additional extensive regulation. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Generally, the extent and complexity of the regulation of medical devices is increasing worldwide, with regulations in some countries already nearly as extensive as those in the U.S. This trend may continue, and the cost and time required to obtain marketing approval in any given country thus may increase. We cannot assure you that any foreign approvals will be allowed on a timely basis, or at all.

Competitive Environment

         The market for alternative clinics consists primarily of foreign owner-operated medical clinics that specialize in one form of treatment or another. Many of these clinics attract Americans who cannot get the type of medical treatment they desire in the United States. The largest number of alternative clinics are in Europe and Mexico, although they are found in many other countries. The majority of the alternative treatments offered at the Clinica BioPulso in Mexico are similar to those offered at many other clinics and are well-known in literature discussing alternative medicine.

         We operate in a highly competitive environment and focus on highly competitive areas of product development. Our competitors include, among others, major pharmaceutical companies and biotechnology companies, including those that focus on cancer detection and treatments. Academic institutions, governmental agencies, and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

         Many existing and potential competitors have substantially greater scientific research and product development capabilities, as well as greater financial, marketing, and human resources, than we do. In addition, many biotechnology firms have formed collaborations with large, established pharmaceutical companies to support research, development, and commercialization of products that may be competitive with ours.

         Our competitive position also depends on our ability to develop effective proprietary products; obtain the necessary regulatory approvals as discussed above; implement production and marketing plans, including collaborations with other companies with greater marketing resources than ours; obtain patent protection; and secure sufficient capital resources.

         There are many companies developing cancer tests based on tissue samples. To our knowledge, none of these are using an approach which is similar to our TK1 test. We believe most are using a form of DNA testing to detect proteins or nucleic acids that are produced by various cancers. There are also many companies that are developing cancer vaccines and related immunotherapies, including Dendreon, Inc., Cell Genesys, Inc., Biomira Inc., ImClone Systems, Inc., and Corixa Corporation. Many of these companies are seeking a specific antigen that they can patent or otherwise protect. Others are developing specialized equipment to improve the procedures. Most of these companies, including us, have proprietary methods for preparing the dendritic cells and the antigens for presentation to the patient's immune system. Many biotechnology companies are also researching angiogenesis inhibitors.

Marketing

         We engage in a variety of marketing efforts, including advertising in magazines, participation in trade shows, and maintenance of a web page that describes our research and development efforts and refers to clinical trials that use our treatments. We have continuing dialog with industry leaders and specialists, and we have participated in radio call-in shows and discussions. When required regulatory approvals are obtained, we intend to market our approved products directly or through co-marketing or licensing agreements and strategic alliances with pharmaceutical or biotechnology companies.

Principal suppliers

         Principal suppliers of equipment and supplies for our clinics include Merit Pharmaceuticals, Bayer Diagnostics, and Beckman Coulter, Inc. Equipment and supplies are provided to us by these companies on an as-ordered basis.

Intellectual property

Our patent and trademark policy

         It is our policy to seek patent protection in the United States and in foreign countries. Primarily because of differences among patent laws in various jurisdictions, the scope of, and hence the protection afforded by, any patents we may receive may vary from jurisdiction to jurisdiction even though they relate essentially to the same subject matter.

         The patent position of firms in our industry generally involves highly complex legal and other issues, resulting in both an apparent inconsistency regarding the breadth of claims allowed in United States patents and general uncertainty as to their legal interpretation and enforceability. Accordingly, there can be no assurance that patent applications owned from time to time by us or our licensees will result in patents being issued or that, if issued, the patents will afford competitive protection. Further, there can be no assurance that products or processes developed by us or our licensees will not be covered by third party patents, in which case continued development and marketing of those products or processes could require a license under those patents.

         There can be no assurance that if a legal action were to be brought against us on the basis of any third party patents, such action would be resolved in our favor. Such an unfavorable result against us could result in monetary damages and injunctive relief. Further, even a favorable result could cause expenditure of substantial monetary and other resources in connection with our defense against any of these actions.

Granted patents and pending  applications

         We have licenses for five patents (issued and pending) related to the cancer screening test, anti-angiogenesis, cancer vaccines, cytokines, and immune stimulants. Because U.S. patent applications are maintained in secrecy by the U.S. Patent and Trademark Office until patents issue and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that the parties from whom we have licensed inventions were the first creators of the inventions that we have licensed or that such creators were the first to file patent applications for those inventions.

         In December  2000,  we entered into an  Exclusive  License and Bailment
Agreement with BYU which granted us exclusive, worldwide right and license to develop, manufacture, sell, and otherwise transfer the in vitro serum diagnostic TK and TK1 tests and related products. Our rights are subject to an option agreement between BYU and a private laboratory which grants rights in the countries of Japan, China, Taiwan, Korea, Malaysia, Indonesia, Philippines, and Singapore, and to BYU's right to use the licensed technology for continuing research and non-commercial academic uses. Under this license agreement, we paid BYU an initial license issue fee and must pay additional royalty payments based upon adjusted gross sales of the licensed products, improvements, or processes. In addition, we are obligated to pay certain minimum royalty payments in calendar year 2003 and each year thereafter. This agreement terminates in December 2005, subject to our right to extend the agreement for additional five year periods by giving written notice to BYU. BYU has the right to terminate the agreement in the event of any uncured breach by us, including the failure to meet certain performance milestones or our financial inability to perform our obligations under the agreement.

         Under this agreement, we must meet certain performance requirements including: developing a serum ELISA diagnostic kit for the detection of TK-1 isoenzyme by December 31, 2001; completing clinical trials to validate the clinical usefulness of the in vitro serum diagnostic ELISA test by June 30, 2002; and submitting applications for FDA approval for the in vitro serum diagnostic ELISA test by December 31, 2002, and thereafter vigorously pursuing approval of the application. If we believe we will be unable to develop a functional test, we may notify BYU and terminate the agreement.

         In August 2000, we entered into a sublicensing agreement with Aidan which granted us an exclusive, worldwide sublicense (excepting experimental use in the United States) to use and exploit certain products and procedures, including MPGC, PGM, dendritic cell therapy, cytokines, and different forms of cancer antigens. This license does not include the rights related to the oral preparations of MPGC and PGM. Under this sublicense agreement, we must pay certain license fees to Aidan. In addition, we granted Aidan an option to purchase 1,500,000 shares of our common stock, subject to vesting upon the occurrence of certain conditions. This sublicensing agreement will expire upon the last to expire of any patents obtained with respect to the licensed products, subject to Aidan's right to terminate the sublicensing agreement in the event of any uncured breach of the agreement or our insolvency.

         Trade secrets

         While we generally will pursue a policy of seeking patent protection to preserve proprietary technology as appropriate, we also have relied and will continue to rely on trade secrets, unpatented proprietary information, and continuing technological innovation to develop and maintain our competitive position. There can be no assurance, however, that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to such or equivalent trade secrets, proprietary information, or technology or that we can meaningfully protect its rights to such secrets, proprietary information, and technology.

         The majority of the alternative treatments offered at Clinica BioPulso are comparable to those offered at many other clinics and are well-known in alternative treatment literature. We have developed some proprietary protocols that may be beneficial to patients, but these have limited value in the marketplace.

Environmental  law costs and  effects

         Compliance with currently existing federal, state, and local regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have an impact on our capital expenditures, earning, and competitive position.

Employees

         As of July 31, 2001, we had seven full-time administrative employees. We consider our relations with these administrative employees to be good. None of the our current administrative employees is covered by a collective bargaining agreement. Clinica BioPulso has approximately 50 employees. We consider our relations with the clinic's employees to be good. To our knowledge, these employees are not covered by a collective bargaining agreement.

Consultants

         Liviakis Financial Communications, Inc.

         On October 13, 2000, we entered into a one year consulting agreement with Liviakis Financial Communications, Inc. We canceled this agreement in March 2001. In exchange for 1,050,000 shares of restricted common stock, Liviakis Financial agreed to consult and assist us in developing and implementing appropriate plans and means for presenting us to the financial community and creating a foundation for subsequent financial public relations efforts; introduce us to the financial community; consult with and assist us in communicating appropriate information to the financial community; advise us as to relations with stockholders, brokers, dealers, analysts, other investment professionals, and with financial public relations in general; perform functions associated with stockholder and public relations, including responding to telephone inquiries and preparing press releases with our involvement; disseminate information to the public pursuant to our approval; assist us in meetings with investment professionals; and otherwise advise us as to public relations and financial relations.

         In addition to the 1,050,000 restricted common shares, Liviakis Financial also was to receive a finder's fee for any introduction to a lender or equity investor that led to us obtaining additional funding. During the term of the agreement, we paid $100,000.

Roth Capital Partners, Inc.

         On December 20, 2000, we entered into a Private Placement Engagement Agreement with Roth Capital Partners, Inc., to act as an exclusive financial advisor and placement agent for private placements of our securities on a best efforts basis for six months. Under the agreement, Roth received a total of $270,000 in connection with a private placement completed during the term of the agreement. The agreement was terminated in February 2001.

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

         The Company manages a 12,000 square foot clinic in Tijuana, Mexico owned by Dr. Jesus Omar Sanchez Tiznado. The Company owns medical and office equipment valued at $850,000 which is located at the clinic in Tijuana, Mexico.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Other Shareholder Matters.

         The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "BIOP." As of July 31, 2001, the Company had 265 shareholders holding 10,958,246 shares of common stock. Of the issued and outstanding common stock 2,031,486 are free trading, the balance are restricted sock as that term is used in rule 144. The Company has never declared a dividend on its Common Stock.

         The following quotations, as provided by the National Quotation Bureau, LLC., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

                                             High                 Low
                                             ----                 ---
Fiscal Year Ended
July 31, 2000

First Quarter
   (Aug 1-Oct 31)                            $  7.88              $4.00
Second Quarter
   (Nov 1-Jan 31)                            $   .00              $4.50
Third Quarter
   (Feb 1-Apr 30)                            $  6.00              $3.00
Fourth Quarter
   (May 1-July 31)                           $  3.75              $2.00

Fiscal Year Ended
July 31, 2001

First Quarter
   (Aug 1-Oct 31)                            $  4.00              $2.75
Second Quarter
   (Nov. 1-Jan  31)                          $ 11.50              $3.75
Third Quarter
   (Feb 1-Apr 30)                            $  8.63              $0.26
Fourth Quarter
   (May 1-July 31)                           $  0.58              $0.34

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

Preferred Stock

         The rights of our Series A, C, D, and E preferred stock will be determined in the future by the Board of Directors. At the present time, there are no issued and outstanding shares of Series A, Series C, Series D, or Series E preferred stock.

         There are 3,000 shares of Series B preferred stock issued and outstanding. The Series B preferred stock has a liquidation value per share of $1,000. The holders of Series B preferred stock are entitled to receive dividends out of any assets legally available therefor prior to, and in preference to, any declaration or payment of any dividend on our common stock, at a rate of seven percent per annum of the amount of the liquidation value, which is payable upon conversion based upon a 360 calendar day year. At our discretion, dividends will be paid in cash or in shares of common stock which have been registered with the SEC. The holders of our Series B preferred stock, at any time after issuance, have the right to convert any whole preferred shares into that number of fully paid nonassessable shares of common stock which is determined per share of preferred stock by dividing $1,000 by the conversion price. The conversion price is the lesser of $9.75 or eighty percent (80%) of the average of the three lowest closing bid prices of the common stock during the 20 day tradings immediately prior to the conversion date. For so long as we have not received a notice of conversion for the shares, we may redeem shares of our Series B preferred stock by serving a notice of redemption. The redemption price equals 130% of the liquidation value, plus all accrued but unpaid dividends on such shares. If we deliver notice of redemption pursuant to the foregoing sentence, the holders will retain their conversion rights with respect to up to a maximum of 100% of the number of shares subject to the redemption.

Transfer Agent

         The Company has appointed Interwest Transfer Company, 1981 E. 4800 S., Salt Lake City, Utah 84117, as the transfer agent and registrar for the Company's securities.

Item 6.  Management's Discussion and Analysis

         The  following   discussion   contains  comments  about  the  financial
condition  of BioPulse  International,  Inc.  for the Fiscal Year Ended July 31,
2001.

Overview

         Since inception in January 1999, we have been refining our operations and developing our market. We have advertised in periodicals targeting potential patients, rented booths at trade shows, and sought to develop a good reputation through positive results and satisfied patients. We have introduced new treatments for our patients and expanded our market.

         From January 1999 through June 2001, we managed Clinica BioPulso in Tijuana, Mexico, through a management contract with a physician licensed in Mexico. We were entitled to all revenues and are responsible for all expenses of the clinic. More than 90% of our operating revenues and expenses and profits were generated by the Mexican operations in all periods discussed in this prospectus. In June 2001, we changed our relationship with Clinica BioPulso so that we currently are leasing equipment and licensing technology to the clinic rather than directly managing it.

         During 2001, the Mexican government revamped its oversight of medical clinics subject to its jurisdiction. It sent new health department inspectors to review the operations and permits of many clinics in Tijuana, Mexico. This led to the closure of several clinics there. Dr. Sanchez' clinic also was inspected. The inspectors determined that while the clinic personnel were properly qualified, they had not submitted all of their protocols for government review. On February 15, 2001, one treatment room was closed pending review of the protocols. The clinic submitted applications for licenses for four protocols (insulin hypoglycemic therapy, chelation, colonic treatments, and dendrytic cell therapies) in May 2001. On May 9, 2001, the Instituto de Servicios de Salud Publica Del Estado De Baja California (the Mexican health authorities) reopened the treatment room. As a result of the new policy, the clinic decided not to seek new patients until all the necessary protocols had been approved. In addition, to the extent that the protocols are deemed experimental by the Mexican government, the clinic will not charge patients who participate in the clinical studies for the experimental portion of the treatments.

         Prior acquiring TK-1 technology in December, 2000, we have not incurred material research and development expenses outside of the treatment of patients at the clinic in Tijuana, Mexico. We conducted research and development using data from records of the patients treated at the clinic in Mexico to determine the effectiveness of the treatments. Additionally, we are working with the doctors who are modifying the treatments based on the data received from the treatment of patients. This limited research and development has been integrated into the patient care given to paying patients, and we have not had any material research and development costs to date that were distinguishable from patient care. All costs of patient care have been expensed in the period in which they were incurred. We paid $100,000 for the TK-1 technology that is not refundable should we not be able to develop a marketable product. This $100,000 has been expenses as research and development expenses plus the costs incurred to develop TK-1 into a marketable product.

         During 2000, we had an outpatient clinic at our office in Utah. The revenues and expenses generated by this clinic were not material, and the clinic no longer has any ongoing patient care operations.

         Prior to June 2000, we had an association with a German clinic that began in November 1999. During the year ended July 31, 2000, we sold equipment, provided training for the clinic staff, provided general business oversight, and sent patients to the clinic. During the year ended July 31, 2000, we earned $395,000 in revenues in connection with the sale of equipment to the German clinic and training of its personnel. However, several key staff members left the clinic in spring 2000, and we have not sent any patients to the clinic since that time. We have not determined when, if ever, we will resume referring patients to the German clinic.

Revenues

         Revenues of $2,136,674 from clinic operations for the year ended July 31, 2001, were down $970,000 over the year ended July 31, 2002. The primary reason for the decrease was the regulatory problems the clinic had with the Mexican clinic discussed above. Furthermore, we entered into the contract with the German clinic, in fiscal year 2000, which generated $395,000 in revenues.

         Prior to February 2001, revenues were up substantially over the same period of the prior year. Due to a change in the regulatory climate in Mexico, licenses that were previously considered adequate for the operations of the clinic in Mexico were no longer considered adequate by the Mexican health officials. The IHT treatment room was closed in February 2001 and reopened in May 2001. The clinic was not able to offer some of its therapies until new licenses were acquired, and we were therefore required to curtail some treatments at the clinic pending the issuance of the necessary licenses. The clinic is expected to receive these new licenses by the end of in November, 2001.


Costs and Expenses

         During fiscal year 2000, Clinica BioPulso moved its operations from the Grand Hotel to a larger and more functional facility. Dr. Sanchez entered into a lease and Biopulse advanced the funds to make building improvements to the area to be occupied by the clinic offices and treatment rooms. We received credit against its future rent obligations for the funds advanced for the building improvements, and the amounts that will be credited against future rent obligations are capitalized by us as prepaid rent. Rent expense increased during fiscal year 2001 as a result of moving into the new facilities.

         During year ended July 31, 2001 we acquired additional medical equipment to enhance our ability to treat patients. In addition we acquired licenses to new technology. These new acquisitions have increased depreciation and amortization expense.

         We have added new personnel at Clinica BioPulso and significantly increased the pay level of clinic employees to attract and retain the best personnel at the clinic. Salaries for fiscal year 2001 were twice that of those paid in fiscal year 2000

         General and administrative costs increased $5,262,799 for the year ended July 31, 2001, compared to the year ended July 31, 2000. The primary factor for this was an expense of $3,186,600 for stock issued for services during the year ended July 31, 2001. No cash was used to pay for these services. In addition, the Company acquired rights to TK-1 technologies. We had increased costs associated with exploring additional business opportunities and due to increased medical and clinic operations, salaries, clinic and administrative office rent and travel during the year ended July 31, 2001.

Liquidity and Capital Resources

         As of July 31, 2001, the Company had current assets of $672,959 and current liabilities of $854,029. Clinic operations had been generating near breakeven cash flow through January 2001 but due to the change in the regulatory climate in Mexico and resulting decrease in the number of patients that have been treated at the clinic, the clinic has generated net negative cash flow since January 2001. We have used most of our cash resources as of October 31, 2001 and have laid off most of our administrative personnel and the Mexican clinic has laid off most of it personnel until operations resume. The officers have continued to work and their salaries have accrued but have not been paid during September and October. As of October 31, 2001, we have approximately $250,000 in cash in escrow with Brigham Young University and expect to be able to access $150,000 of that. That would leave more than enough to pay for the expected costs to complete development of the TK-1 diagnostic test. As of October 1, 2001 we are in default on our loan of $500,000 with Hunts Drive Ltd. That loan was secured by the 2,093,400 shares of stock owned by Loran Swensen and Johathan Neville, Officers and Directors of the company. We expect to be able to reopen the clinic in Tijuana under a new agreement with the doctors where they would use our equipment and facility and would pay us a flat fee for that and consulting services

         We believe that cash flow from the operations of the Clinica BioPulso in Tijuana, Mexico, will be positive in the foreseeable future.


Seasonal Aspects

         We have experienced lower patient occupancy during late fall and early winter months than during other times of the year. Although there may be other reasons for this, our treatments are elective treatments, and typically, patients may choose to not seek these treatments during holiday seasons, preferring instead to seek treatment at other times of the year.

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

Item 7.  Financial Statements



                                    PART III



Item 9.  Directors, Executive Officers, Promoters and Control  Persons.

The following table sets forth the name, age, and position of each executive officer and director as of July 31, 2001.

Name              Age              Position           Director or Officer Since
----              ---              --------           -------------------------
Reid Jilek, Ph.D. 49               CEO &              January 2001
                                   Director

Loran Swensen     43               President &        January 1999
                                   Director

John M. Allen     55               Director           February 2001

Michael L. Jones  48               Chief Financial
                                   Officer,Treasurer  January 2000

Anthony Jessop    60               Director           January 2001

Jonathan Neville  46               Director           January 1999

         Our directors hold office until the next annual meeting of shareholders or until their successors are elected or appointed. Thereafter, at each annual meeting of shareholders, the successors to the directors will be elected to serve from the time of election and qualification until the next annual meeting following election. Officers serve at the will of the board of directors.

         The following summary sets forth biographical information relating to our officers and directors:

         Reid Jilek, Ph.D., CEO, Director. Dr. Jilek has been a director since January 2001, and the CEO since February 2001. From 1994 to 2001, Dr. Jilek has served as a Senior Partner at Asia Pacific Alliance Company. At Asia Pacific, Dr. Jilek has been responsible for setting up preclinical and clinical research programs for North American pharmaceutical and biotechnology companies in Asia. He has also been involved in forming alliances, joint ventures, and partnering arrangements between U.S. and Asian companies. Dr. Jilek has over ten years experience in the biomedical and pharmaceutical industry. In 1974, Dr. Jilek received a B.S. in microbiology from Southern Illinois University. In 1975, he received an M.S. in zoology from the same university. In 1977, he earned an M.S. in physiology from the University of Illinois. In 1980, he received a Ph.D. in pathology from Ohio State University. In 1981, he received an M.S. in biomedical engineering from the University of Virginia. In 1986, he received a B.S. in electrical engineering from McGill University in Montreal, Canada.

         Loran Swensen, President, Director. Mr. Swensen has been an entrepreneur since 1980 ,when he started Alternate Energy Corp., where he developed high insulating security windows. Mr. Swensen sold Alternate Energy Corp. in 1981 and developed Home Based Business News. In 1984, Mr. Swensen co-founded three companies: Enhanced Simulation, where he co-developed and patented a rotating motion simulator for the amusement industry; Multi-Dimensional Studios where he co-developed the MDS 3D EFX Thunder Theater and 3D movies; and Advanced Technology Group, where he co-developed the Realeyes 3D box. In 1985, Mr. Swensen founded Swensen Research Company, where he developed Brain Neuro-Simulators which were sold throughout the medical industry. In 1998, Mr. Swensen co-founded BPI with Mr. Neville.

         John M. Allen, Director. From 1999 to 2001, Mr. Allen was the Chief Financial Officer for Oversea Systems, LLC, a provider of hardware and software and Internet solutions for capturing and linking data and images. Mr. Allen was responsible for finance functions in the United States, Europe, and the Far East and for analyzing and assessing Oversea Systems' growth potential in those markets. He also oversaw the management of the its U.S. facilities, human resources, purchasing, and materials. From 1987 to 1999, Mr. Allen served as the controller for XOMA Corporation, a biopharmaceutical developer and manufacturer of therapeutic drugs. At XOMA, Mr. Allen oversaw financial planning, analysis and reporting, cost accounting, budgeting, forecasting, project costing, and accounting operations. Mr. Allen has also worked as an Audit Senior, a certified public accountant at Deloitte & Touche, and holds an MBA in finance and accounting from University of California, Berkeley. He became a director in February 2001.

         Michael L. Jones, Chief Financial Officer, Treasurer. Mr. Jones is a graduate of Brigham Young University in Business Management and attended Graduate School at California State University, Northridge in accounting. He worked in public accounting for over 15 years and was vice president of the accounting firm of Tanner + Co. in Salt Lake City, Utah. He served three terms as chairman of the Utah Association of CPAs Taxation Committee. He was listed in the May 1989 issue of Money Magazine as one of America's Best Tax Practitioners. From 1986 to 1991, Mr. Jones served as Treasurer of the Utah Republican Party. Mr. Jones has also worked as a management consultant and computer consultant. He joined the Company in January 2000.

         Anthony Jessop, Director. Mr. Jessop founded Jessop International Group, Ltd., and served as its president from 1991 to 2000. Jessop International acts as a financial advisor with particular emphasis in corporate financing and investor relations. From 1975-1991, Mr. Jessop worked for a number of New York Stock Exchange firms including Hayden Stone, Delafield and Delafield, E.F. Hutton, John Muir, Bankers Trust, Rooney Pace, Grady Hatch, and First Hanover Securities. His primary responsibility was institutional sales. Mr. Jessop is a graduate of the University of New Brunswick. He joined BioPulse in January 2001.

         Jonathan Neville, Director. Mr. Neville is a graduate of Brigham Young University where he earned a B.S. in Agricultural Economics in 1978, an M.S. in Agribusiness and a J.D. in 1981. After graduating from law school, Mr. Neville clerked for H. Vern Payne, Chief Justice of the New Mexico Supreme Court. He then spent five years in the U.S. Air Force as a Judge Advocate General. In 1986, Mr. Neville became General Counsel for Genesis Seed Corporation, a national turf seed producer and distributor. In 1991, Mr. Neville co-founded Tempus Entertainment, Inc. After selling his interest in Tempus in 1993, he co-founded Multi-Dimensional Studios, a producer of 3D computer animation and videos. He has advised a variety of other startups and small companies, including Advanced Technologies Group, Inc. Mr. Neville co-founded BPI in 1998 with Mr. Swensen and Mr. Morrow. Since 1980, he has written in 30 volumes of the Legalines series for Harcourt Brace Jovanovich.

                Compensation of Directors and Executive Officers

                           Summary Compensation Table


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

SUMMARY COMPENSATION TABLE
                                                                       Long Term Compensation
                           Annual Compensation                         Awards         Payouts
Name and Principal                                                     Restricted
Position                                      Bonus   Other Annual     Stock Options/    LTIP          All Other
                           Year     Salary      $     Compensation     Awards SARs                     Payout Compensation
                           ----     ------      -     ------------     -----------       ----          -------------------
Reid Jilek                 2001     76,000     -0-       -0-              -0-              -0-            -0-
CEO

Jonathan Neville           2000     116,500    -0-       -0-              -0-              -0-            -0-
Director

Jan Morse                  2000     44,000     -0-       -0-              -0-              -0-            -0-
Secretary

Loren Swensen              2000     116,500    -0-       -0-              -0-              -0-            -0-
President

Michael L. Jones           2000     57,000     -0-       -0-              -0-              -0-            -0-
Treasurer, CFO

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the name and the number of Common Stock of the Company, owned of record or beneficially, by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock ("Principal Shareholders"), and the name and share holding of each officer and director, and all officers and directors as a group:


Title of          Name and Address of              Amount and Nature of
Class             Beneficial Owner (1)             Beneficial Ownership         Percentage of Class
-----             --------------------             --------------------         -------------------
Common            Stephen R. Fey (2)                     336,500                   3.07%.
                  Ivy Lane Row
                  Provo, UT 84604

Common            F. Briton McConkie (2)                 336,500                   3.07%
                  4014 Splendor Way
                  Salt Lake City, UT 84124

Common            Loran Swensen(3)                     1,004,200                   9.16%
                  10070 Chattle Cir.
                  S. Jordan, UT 84095

Common            Jonathan Neville (3)                 1,089,200                   9.94%
                  1089 Ridgetop Corp. Drive
                  S. Jordan, UT 84095

Common            Robert Morrow (3)                      317,600                   2.90%
                  6814 E. 300 N
                  Huntsville, UT 84317


Common            Kauser Partners, LTD                 2,542,954                  23.21%
                  570 Taxter Road, Suite 570
                  Elmsford, New York 10523

Common            John Liviakis                          841,500                   7.68%
                  495 Miller Ave, Third Floor
                  Mill Valley, CA 94941

Common            Officers, Directors and              3,065,000                  27.97%
                  Nominees as a Group:
                  (5 people)

                                    Total:             6,449,554                  58.86%


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


Recent Sales of Unregistered Securities.

Fiscal Year 2001

         On August 3, 2000, we granted an option to purchase up to 1,500,000 restricted common shares to Aidan, Incorporated. This option was issued pursuant to an exemption for registration under Section 4(2) of the Securities Act. The exercise price of the options is $2.75. The options expire on August 3, 2010.

         Pursuant to the terms of a sublicensing agreement between the parties, the option vests pursuant to the accomplishment by Aidan of certain activities. As of the date of this prospectus, Aidan's option had vested up to 900,000 shares. This option was not offered for sale in any public offering or as part of a public distribution.

         On August 18, 2000, we issued 60,000 restricted common shares to Rob Reeder in exchange for medical equipment for Clinica BioPulso valued at approximately $60,000. The restricted shares were not publicly offered, or offered as part of a public distribution. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

         On August 18, 2000, we issued 6,000 restricted common shares to Robert Perez, a sophisticated investor, pursuant to an exemption from registration under Section 4(2) of the Securities Act. These shares were not offered for sale to the public or as part of a public distribution. We received $18,000 in connection with the sale of the shares.

         On August 18, 2000, we issued 7,500 restricted common shares to Perez Makasian Williams, a sophisticated investor, pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received $22,500 in connection with the sale of the shares. These shares were not offered for sale to the public or as part of a public distribution.

         On August 18, 2000, we issued 2,500 restricted common shares to Robert Williams, a sophisticated investor, pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received $7,500 in connection with the sale of the shares. These shares were not offered for sale to the public or as part of a public distribution.

         On September 7, 2000, we issued 9,000 restricted common shares to Jack Schear, an accredited investor pursuant to an exemption from registration under
Section 4(6) of the Securities Act. We received $27,000 in connection with the sale of the shares. These shares were not offered for sale to the public or as part of a public distribution.

         On September 22, 2000, 25,000 shares of Series A preferred stock held by Brad Fey were converted to 50,000 shares of restricted common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received no money in connection with the issuance of the shares. This conversion offer was not made to the public or as part of a public distribution.

         On November 20, 2000, we issued 781,500 restricted common shares to John Liviakis, 60,000 restricted common shares to Liviakis Financial Communications, Inc., Mr. Liviakis' company; and 104,250 restricted common shares to Anthony Altavilla and 104,250 restricted common shares to Jens Dalsgaard, each employees of Livakis Financial, for consulting services on financial and public relations and business and personnel related matters pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received no cash in connection with the issuance of the shares. These shares were not offered for sale to the public or as part of a public distribution.

         On November 20, 2000, we issued 353,636 restricted common shares and warrants to purchase up to an additional 189,318 restricted common shares to Kauser Partners, L.P., pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received $1,000,000 in connection with the sale of the shares. The exercise price of the warrants is currently $6.375. The exercise price can be adjusted downward depending upon the date when this registration statement becomes effective. These shares were not offered for sale to the public or as part of a public distribution. We issued and additional 2,000,000 shares to Kauser Partners on July 17, 2001 as part of the original agreement of November 20, 2000.

         On November 29, 2000, we issued 10,000 restricted common shares to Peter Kristensen, a sophisticated investor, for consulting services pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received no cash in connection with the issuance of the shares. These shares were not offered for sale to the public or as part of a public distribution.

         On December 18, 2000, we issued 40,000 restricted common shares to Edesio Biffoni, a sophisticated investor, for consulting services pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received no cash in connection with the sale of the shares. These shares were not offered for sale to the public or as part of a public distribution.

         On December 18, 2000, we issued 30,000 restricted common shares to Tiger-Lewis, Inc., a sophisticated investor, for consulting services pursuant to an exemption from registration under Section 4(2) of the Securities Act. We received no cash in connection with the shares. These shares were not offered for sale to the public or as part of a public distribution.

         On January 24, 2001, we issued 3,000 restricted Series B convertible preferred shares and a warrant to purchase up to 100,000 shares of our common stock to Hunts Drive, LLC, a Qualified Institutional Buyer, as that term is defined under Rule 144A under the Securities Act, in a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The warrants have an exercise price of $8.53 per share. After deducting offering costs, we received approximately $2,660,000 in cash in connection with the sale of the securities.

         On January 24, 2001, we issued a warrant to purchase up to 110,300 common shares to Hunts Drive, LLC pursuant to a private equity credit agreement entered into between the parties, whereby the Company may sell up to $10,000,000 of its common stock to Hunts Drive, in a private placement pursuant to an exemption from registration provided by section 4(2) of the Securities Act. The warrants have an exercise price of $8.40 per share.

         On January 24, 2001, we granted warrants to Roth Capital Partners, Inc., Anthony Soich, and Carbon Mesa Partners, to purchase up to 40,500, 4,500, and 5,000 common shares, respectively. Each of these investors is either accredited or sophisticated. These warrants were granted for services in connection with the sale of Series B preferred stock to Hunts Drive, LLC. The warrants have an exercise price of $8.53 per share. These warrants were issued pursuant to an exemption from registration under Section 4(2) and/or 4(6) of the Securities Act. We received no cash in connection with the issuance of the warrants. These warrants were not offered for sale to the public or as part of a public distribution.

         On January 24, 2001, we granted warrants to Roth Capital Partners, Inc., Anthony Soich, and Carbon Mesa Partners, to purchase up to 60,000, 6,600, and 7,400 common shares, respectively. Each of these investors is either accredited or sophisticated. These warrants were granted for services in connection with the private equity credit agreement entered into by us with Hunts Drive, LLC. These warrants were issued pursuant to an exemption from registration under Section 4(2) and 4(6) of the Securities Act. We received no cash in connection with the issuance of the warrants. These warrants were not offered for sale to the public or as part of a public distribution.



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

                                    PART F/S

                          BIOPULSE INTERNATIONAL, INC.



INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Balance Sheet as of July 31, 2001, and July 31, 2000

Statement of Operations for the year ended July 31, 2001 and July 31, 2000

Statement of Stockholder's Equity

 Statements of Cash Flows for the year ended July 31, 2001 and  July 31, 2000

Notes to the Financial Statements

                          Biopulse International, Inc.

                        Consolidated Financial Statements

                         July 31, 2001 and July 31, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Biopulse International, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets  of  Biopulse
International, Inc. as of July 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biopulse International, Inc. as of July 31, 2001 and 2000 and the results of its operations and cash flows for the years ended July 31, 2001 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
November 14, 2001

                          Biopulse International, Inc.
                           Consolidated Balance Sheet


  Assets
                                                                       July 31,                July 31,
                                                                         2001                    2000
                                                                 ----------------------    ------------------
Current Assets
       Cash                                                                  $ 331,584              $ 42,055
       Escrow Account                                                          272,275
       Accounts receivable (net of allowance for                                     -                17,030
            doubtful accounts)
       Inventory                                                                69,100                77,094
       Note Receivable - Employee                                                    -                 9,800
       Note Receivable                                                               -                19,032
       Prepaid Rent , Current                                                        -               133,925
                                                                 ----------------------    ------------------
 Total Current Assets                                                          672,959               298,936
                                                                 ----------------------    ------------------

 Property & Equipment, Net (Note 2)                                          1,281,139               659,729
 Intangable Assets                                                             650,000                     -

 Other Assets
       Deposits                                                                  8,731                 8,731
       Prepaid Rent - Net of Current Portion                                                         182,749
                                                                 ----------------------    ------------------
 Total Other Assets                                                              8,731               191,480
                                                                 ----------------------    ------------------
 Total Assets                                                              $ 2,612,829            $1,150,145
                                                                 ======================    ==================

              Liabilities and Stockholders' Equity

 Current Liabilities
       Accounts Payable                                                      $ 281,805             $ 104,787
       Accrued Expenses                                                         20,487                30,146
       Notes Payable (Note 7)                                                  500,000                86,000
       Credit Card                                                              51,737                     -
       Unearned Revenue                                                              -                77,784
                                                                 ----------------------    ------------------
 Total Current Liabliities                                                     854,029               298,717
                                                                 ----------------------    ------------------
 Total Liabilities                                                             854,029               298,717
                                                                 ----------------------    ------------------

 Stockholders Equity
       Preferred Stock                                                       3,000,000                    25
       Common Stock                                                             10,927                 7,329
       Additional Paid in Capital                                            4,925,386             1,092,044
       Less Subscriptions Receivable                                           (99,266)             (159,566)
       Treasury Stock                                                           (4,283)
       Accumulated Deficit                                                  (6,073,964)              (88,404)
                                                                 ----------------------    ------------------
       Total Stockholders' Equity                                            1,758,800               851,428
                                                                 ----------------------    ------------------
 Total Liabilities and Stockholders' Equity                                $ 2,612,829            $1,150,145
                                                                 ======================    ==================

                          Biopulse International, Inc.
                      Consolidated Statement of Operations

                                                                                 For the               For the
                                                                                Year Ended           Year Ended
                                                                               July 31,2001         July 31, 2000
                                                                            -------------------  --------------------
Revenues                                                                           $ 2,136,674           $ 3,107,636
Cost of Goods Sold                                                                     859,990             1,163,598
                                                                            -------------------  --------------------
Gross Profit                                                                         1,276,684             1,944,038
                                                                            -------------------  --------------------
Operating Expenses
General and Administrative                                                           7,051,806             1,789,007
                                                                            -------------------  --------------------
Research & Development                                                                 210,438
                                                                            -------------------  --------------------
Total Expenses                                                                       7,262,244             1,789,007
                                                                            -------------------  --------------------
Net Profit (Loss) From Operations                                                   (5,985,560)              155,031
Net Income (Loss) before taxes                                                      (5,985,560)              155,031
Provision for Income taxes                                                                 --                    --
                                                                            -------------------  --------------------
Net Income  (Loss)                                                                $ (5,985,560)            $ 155,031
                                                                            ===================  ====================

Net Income Per Share                                                                    ($0.67)                $0.02

Weighted average Shares Outstanding                                                  8,881,260             7,329,610

Fully diluted earnings per share                                                        ($0.36)                $0.02

Fully diluted weighted-average shares outstanding                                   16,636,904             7,329,610

                 Biopulse International, Inc.
             Consolidated Statement of Cash Flows

                                                                      For The Year Ended                  For nine months
                                                                         July 31, 2001                      July 31, 2000
                                                               ---------------------------       -----------------------------
Cash flows from operating activities
Net Income                                                                   $ (5,985,560)                          $ 155,031
Adjustment to reconcile net income
       to cash provided by operations
       Depreciation and Amortization                                              195,973                              60,508
       (Increase) decrease in receivables                                         (17,030)                            (15,421)
       (Increase) decrease in Inventory                                            (7,994)                            (77,094)
       (Increase) decrease in Prepaid rent                                         63,000                            (316,674)
       Increase (decrease) in payables                                            177,018                               4,058
       Increase (decrease) in credit card debt                                     51,737
       Increase (decrease) in accrued expenses                                     (9,659)                             (7,014)
       Increase (decrease) in unearned fees                                       (77,784)
       Increase (decrease) in notes receivable                                     28,832                               9,232
       Stock issued for services                                                3,186,600
                                                               ---------------------------       -----------------------------
       Net cash provided by operating activities                               (2,394,867)                           (187,374)
                                                               ---------------------------       -----------------------------


Cash flows from investment activities
       Purchase of Equipment                                                     (403,692)                           (555,365)
       Acquisition of Intangable assets                                          (700,000)
                                                               ---------------------------       -----------------------------
Net Cash (used) provided by investing activities                               (1,103,692)                           (555,365)
                                                               ---------------------------       -----------------------------

Cash flows from Financing Activities
       Issued common stock for cash                                             1,064,646                             885,434
       Issued perfered stock for cash                                           2,525,700
       Increase (decrease) in short-term debt                                     414,000                            (104,628)
       (Increase) decreace in subscription receivable                              60,300
       Purchase of treasury stock                                                  (4,283)
                                                               ---------------------------       -----------------------------
Net cash (used) provided by financing activities                                4,060,363                             780,806
                                                               ---------------------------       -----------------------------

Net increase (decrease) in cash                                                   561,804                              38,067

Cash, beginning of period                                                          42,055                               3,988
                                                               ---------------------------       -----------------------------
Cash, end of period                                                             $ 603,859                            $ 42,055
                                                               ===========================       =============================

                          Biopulse International, Inc.
                 Consolidated Statement of Stockholders' Equity

                                                                                                        Additional
                                          Preferred Stock            Common Stock       Subscdriptions    paid-in      Retained
                                         Shares      Amount       Shares      Amount      Receivable      capital      Earnings
                                      ---------------------------------------------------------------------------------------------
Balances at Inception                            -           -            -           -              -             -             -
Net Loss for the yeay
     ended July 31, 1998                         -           -            -           -              -             -             -
                                      ---------------------------------------------------------------------------------------------
Balance, July 31, 1998                           -           -            -           -              -             -             -
Stock for cash to organizers                     -           -    4,000,000       4,000              -             -             -
Recapitalization for accounting
     purposes of Biopulse, Inc.                  -           -       73,862          74              -           (74)            -
Stock issued for subscription
     receivable at $.49 per share                -           -    2,000,000       2,000       (970,000)      968,000             -
Stock issued for cash
     at $1.00 per share                     25,000          25            -           -              -        24,975             -
Stock issued for services
     at $1.00 per share                     25,374          25            -           -              -        25,348             -
Net loss for the year
     ended July 31, 1999                         -           -            -           -              -             -      (243,435)
                                      ---------------------------------------------------------------------------------------------
Balance July 31, 1999                       50,374          50    6,073,862       6,074       (970,000)    1,018,249      (243,435)
Conversion of preferrred stock                   -           -            -           -              -             -             -
     To common stock                       (25,374)        (25)      50,748          50              -                           -
Stock issued for services                        -           -      600,000         600              -          (600)            -
Stock issued for subscription
     receivable at $.10 per share                -           -      600,000         600        (60,000)       59,400
Stock issued for $3 per share                    -           -        5,000           5              -        14,995             -
Collection of subscription
     receivable                                  -           -            -           -        870,434             -             -
Net Income for the year ended
     July 31, 2000                               -           -            -           -              -             -       155,031
                                      ---------------------------------------------------------------------------------------------
Balance July 31, 2000                       25,000          25    7,329,610       7,329       (159,566)    1,092,044       (88,404)
Conversion of preferrred stock             (25,000)        (25)      50,000          50                          (25)
     To common stock
Preferred stock issued for                   3,000   3,000,000                                              (474,300)
     $1,000 per share
Stock issued for $3 per share                    -           -       35,000          35              -       104,965             -
Stock issued for $0.41 per share                                  2,353,636       2,354                      957,292
Stock Issued for equipment                                           60,000          60                       59,940
Collection of subscription
     receivable                                  -           -            -           -         60,300             -             -
Stock issued for services                                         1,130,000       1,130                    3,185,470
Net Income for the year
     ended July 31, 2001                         -           -            -           -              -             -    (5,985,560)
                                      ---------------------------------------------------------------------------------------------
Balance July 31, 2000                        3,000   3,000,000   10,958,246    $ 10,958      $ (99,266)  $ 4,925,386  $ (6,073,964)
                                      =============================================================================================

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

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

     Deferred tax assets and the valuation account is as follows at July 31, 2001 and July 31, 2000:

                                                      July                July
                                                  31, 2001            31, 2000
-----------------------------------------------------------  ------------------
     Deferred tax asset:
         NOL carrryforward               $         700,000    $        700,000
     Valuation allowance                          (700,000)           (700,000)
                                         ------------------  ------------------

         Total                           $               -   $               -
                                         ==================  ==================

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

         i.  Accounts Receivable Allowance

         BioPulse periodically reviews accounts receivable and the allowance for doubtful accounts. At July 31, 2000 the allowance was $8,435 and at July 31, 2001 the allowance was $0.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

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

         l.  Research and Development Costs

         As an integral part of its patient treatment operations, BioPulse conducts research designed to evaluate the effectiveness of patient treatment. All costs associated with the patient's care are expensed in the period that they are incurred. During the year ended July 31,2001, the company licensed TK-1 diagnostic technology from Brigham Young University. It paid a non refundable fee of $100,000 for right to license this technology. This fee has been expensed as research and development costs along with the cost the company has paid third party laboratories to develop this technology into a marketable product.

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

                                                                      July                July
                                                                  31, 2001            31, 2000
---------------------------------------------------------------------------  ------------------
Property and Equipment consists of the following:
     Furniture & Equipment                                $        172,031   $         144,228





     Medical Equipment                                             676,497             543,087
     Lab Equipment                                                 209,061                   -
     Leasehold improvements                                        437,416              44,306
     Auto                                                            4,000                   -
     Accumulated Depreciation                                     (217,866)            (71,892)
                                                          -----------------  ------------------
         Total Property & Equipment                       $      1,281,139   $         659,729
                                                          =================  ==================

NOTE 2 - Property and Equipment (continued)

         Depreciation expense was $ 145,973 and $60,508 for the years ended July 31, 2001 and 2000, respectively.

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



         Intangible assets consist of the following at July 31, 2001:

         Intangible Assets                            $             700,000
         Accumulated Amortization                                   (50,000)
                                                      ----------------------
              Total Intangible Assets                 $             650,000
                                                      ======================

         Amortization expense was $50,000 for the year ended July 31, 2001.

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000


                  - 25,000 shares of preferred stock, class "A" for cash of $25,000.

                  - 25,374 shares of preferred stock, class "A" for services valued at $25,374. Cost of these services was recorded as general and administrative costs.

NOTE 4 - Equity/Reverse stock split (continued)

         During the year ended July 31, 2000 BioPulse had issued the following:

                  -        600,000  shares  to  the   underwriter  for  services
                           rendered in the offering.

                  - 600,000 shares at $.10 per share pursuant to a subscription agreement.

                  -        5,000 shares for $3 per share.

         During the year ended July 31, 2001 BioPulse issued the following:

                  -        25,000 shares for $3 per share.

                  -        60,000 shares for equipment at $1 per share.

                  - 2,353,636 shares of common stock at $0.41 per share with warrants to purchase 189,000 shares of common stock. The exercise price shall be fifty percent of the lesser of $6.375 and the average closing price for the five trading days immediately preceding the effective date of a registration statement covering these warrants.

                  - 1,050,000 shares of common stock pursuant to consulting with Liviakis Financial Communications
                           (LFC) for investor relations services for one year. The shares were non- assessable upon signing on November 2, 2000. In addition, the contract provides for cash commissions to LFC of 2.5% of the value of debt or equity financing and 2% of the value of the merger or acquisition for which LFC has acted as a finder.

                  - 80,000 shares were issued to three individuals for services valued at $679,370. The cost of these services will be recorded as general and administrative costs during the quarter ended January 31, 2001.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

         Options:

                  - At August 3, 2000 issued 1,500,000 options to purchase common stock at $2.75 (market price) to Aiden, Inc. in partial consideration for technology rights. The shares are exercisable as follows:

                  -        700,000 immediately,

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

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

         In January 2001, in connection with a private placement offering, we issued to Hunts Drive, LLC, 3,000 shares of Series B Convertible Preferred at $1,000 per share. The Series B preferred shares may be converted at any time.

         Under the terms of a securities purchase agreement, Hunts Drive may convert each share of Series B preferred stock to shares of common stock having a market value of $1,000. The conversion price of the common stock upon receipt by us of a notice of conversion is equal to the lesser of $9.75 or 80% of the average of the three lowest closing bid prices of the common stock during the 20-day trading period immediately prior to the conversion date as quoted on the OTC Bulletin Board.

         For so long as we have not received a notice of conversion for the shares, we may redeem shares of our Series B preferred stock by serving a notice of redemption. The redemption price equals 130% of the liquidation value, plus all accrued but unpaid dividends on such shares. If we deliver notice of redemption pursuant to the foregoing sentence, the holders will retain their conversion rights with respect to up to a maximum of 100% of the number of shares subject to the redemption.

         In connection with the sale of the Series B preferred stock, we also issued to Hunts Drive a warrant to purchase up to 100,000 shares of our common stock. The warrants have an exercise price of $8.53 per share. Based on the Black Shoals calculation, the value of the beneficial conversion feature of the warrants is $7,000.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

NOTE 5 - Commitments and Contingencies

         The Company is committed to an operating lease for office space in Sandy, Utah. The lease requires the Company to pay monthly rent of $8,731 and expires December 2003. The landlord has agreed to terminate the lease December 1, 2001 for a payment of $70,000 due in July 2002.

         The Company is responsible for an operating lease for clinic and office space in Tijuana, Mexico. The lease requires the payment of $42,000 per month and expires February 28, 2005. The lease states the rent obligation on the clinic and office space in U.S. dollars.

         Future minimum operating lease payments are as follows at July 31, 2001:

         2001                           $           244,924
         2002                                       574,000
         2003                                       504,000
         2004                                       504,000
         2005                                        84,000
                                        -------------------
              Total                     $         1,910,924
                                        ===================

         BioPulse entered into a contract with Aidan Incorporated on August 3, 2000, to license patented and patentable technology. The license term is the life of the patents. The license covers world wide rights except rights for experimental use in the United States. The Company paid $700,000 for the license between August 2000 and January 2000 and as further consideration, granted 1,500,000 options described in Note 4.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

NOTE 5 - Commitments and Contingencies (continued)

         Aidan is required to apply for patents and pay the expenses of issuance of the patents.

         BioPulse has paid the $700,000 to Aidan but is still obligated under the options. BioPulse is required to file a registration statement to register the stock that will be issued upon exercise of the options.

         The Company entered into a contract with Brigham Young University effective December 1, 2000 to license patented technology. The license term is five years with an option to review for an additional 5 years. The license covers the world wide rights to this technology except for the following Aisian countries : China, Japan, Taiwan, Malaysia, Indonesia, Philippines, Singapore and Korea. The company paid $ 100,000 for the license in December 2000 and is required to pay for further development of the technology. It will be required to pay an additional $800,000 when the technology is developed into a marketable product. It is estimated that this further development will require an expenditure of $ 100,000. The License requires payment of a 7% royalty due quarterly with the following minimum annual payments through 2005.

         2000              $                0
         2001                               0
         2002                               0
         2003                         100,000
         2004                         200,000
         2005                         400,000
                           ------------------
         Total             $          700,000
                           ==================

If the company does not make these future payments BYU's only resource is to terminate the license.

The company placed $300,000 in escrow to assure that there would be adequate funds to pay for the research and development of the TK-1 technology. Brigham Young University and the Company jointly control the escrow. There was $272,275 in the escrow account as of July 31, 2001.

The company has arranged with Covance Development to conduct the research required by its contract with BYU. The agreement with Covance is that Biopolse will pay Covance on a time and materials basis The agreement may be terminated at any time by either party without notice.

The clinic that the company manages in Tijuana, Mexico was visited on February 15, 2001 by Mexican health authorities (Instituto de Servicios de salud Publica Del Estado De Baja California). The clinic held a license to operate as an alternative health clinic but did not have a specific license to offer each of its therapies. The IHT (insulin hypoglycemic therapy) treatment room was closed by the health authorities and reopened on May 19, 2001. . These other licenses have never been an issue in the past. Licenses for IHT (insulin hypoglycemic therapy), Chelation, Colonics, and Dendrytic Cell therapies have been approved. A potential fine of $25,000 is expected to be assessed for the violation.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

The company entered into an agreement with the Wicker Clinic in Germany in November, 1999 to train Wicker Clinic personnel in Biopulse's protocols and sell equipment. The agreement also allowed Biopulse to send patients to the Wicker Clinic and for Biopulse to retain a portion of the fee that the patient paid for treatment. The equipment was delivered and training completed by February 2000 that completed the obligations Biopulse had under the agreement. Biopulse sent some patients to the Wicker Clinic but after key personnel left the Wicker Clinic, Biopulse stopped sending patients there. Revenue from the sale of equipment and training of clinic staff was recognized in fiscal year ended July 31, 2000. There was no reserve for impairments because Biopulse had met its obligations under the agreement and there was no evidence that the Wicker Clinic was seeking a return of any of the consideration.

In November 2000 the company entered into an agreement with The Geneva Group, Inc. to list the company's stock on the Frankfurt stock exchange. The company paid $20,000 in cash and issued 25,000 shares of stock to The Geneva Group for their services. There is no future obligation under this contract.

A lawsuit has been filed in U.S. District Court by Duchess Advisors in connection with the raising of capital for the company in January 2001. Their claim is that they are due a commission in relation to the raising of that capital. The company paid commissions to Liviakis Financial and Roth Capital in connection with this transaction and does not believe that Duchess Advisors is entitled a commission. The potential liability is $30,000.

Note 6 - Notes Payable

The Company borrowed $500,000 from Hunts Drive, LLC in July 2001. The note is due with interest at 6.5% simple interest on October, 1, 2001. The 2,093,400 shares of stock owned by Loran Swensen and Jonathan Neville (officers and directors of the company) are security for the note. The note is in default.

Note 7 - Segment Reporting

During the year ended July 31, 2000, the company had a major customer (The Wicker Clinic) that was responsible for more than 10% of revenues. Biopulse trained some of its staff in it protocols sold equipment, and sent patients to the clinic. Most of the training was done at the clinic Biopulse managed in Tijuana, Mexico. The basis of segment reporting is due to the single customer requirements rather than geographic areas because revenue generated with the customers was generated in two geographic areas the second geographic area does not meet to the segment reporting requirement.

This segment only existed during the year ended July 31, 2000. Biopulse has not generated any revenue from this customer in prior or subsequent years. The following table summarizes the operating results from the segment for the year ended July 31, 2000:

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                         July 31, 2001 and July 31, 2000

Note 8 - Stock Option Plan

         2000 Stock Option Plan

         On October 5, 2000, our board of directors adopted a Stock Option Plan. The Plan authorizes the granting of awards of up to 4,000,000 shares of voting common stock to our key employees, officers, directors, consultants, advisors and sales representatives. The plan required that the shareholders approve the plan within one year of the board of directors adopting the plan. The plan was not approved by the shareholders during the one year time period, therefore the plan is void.

                                    PART III


Item 1. Index and Description of Exhibits.

Exhibit
Number   Title of Document                                         Location
------   -----------------                                         --------

3.01     Amended and Restated Articles of Incorporation,           As filed
         as amended

3.02     Bylaws                                                    As filed

10.01    Contract with Dr. Jesus Omar Sanchez Tiznado              As filed

16.01    Letter on Change in Certifying Accountant                 As filed

23.01    Consent of Accountant                                     See attached




SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                             BioPulse International, Inc.


Date:    November 13, 2001                   /s/ Reid Jilek
                                             --------------
                                             Reid Jilek
                                             CEO



Date:    November 13, 2001                   /s/ Michael L. Jones
                                             --------------------
                                             Michael L. Jones
                                             Treasurer, CFO

                                    PART III


Item 1.  Index and Description of Exhibits.

Exhibit
Number      Title of Document                                      Location
------      -----------------                                      --------
3.01        Amended and Restated Articles of Incorporation,        As filed
            as amended

3.02        Bylaws                                                 As filed

10.01       Contract with Dr. Jesus Omar Sanchez Tiznado           As filed

16.01       Letter on Change in Certifying Accountant              As filed

23.01       Consent of Accountant                                  See attached




SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                             BioPulse International, Inc.


Date:    November 13, 2001                   By: /s/ Reid Jilek
                                             ------------------
                                                     Reid Jilek
                                                     CEO



Date:    November 13, 2001                   By: /s/ Michael L. Jones
                                             ------------------------
                                                     Michael L. Jones
                                                     Treasurer, CFO