Form 10KSB/A
period 2001-09-30
BIOPULSE INTERNATIONAL INC/
filed 2001-11-15
CIK 1102939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)
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



By: /s/ Duroch Beirwolff and Associates
---------------------------------------
        Duroch Beirwolff and Associates
        Salt Lake City, Utah
        November 14, 2001

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