Form 10QSB
period 2001-10-31
BIOPULSE INTERNATIONAL INC/
filed 2001-12-21
CIK 1102939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                                    Commission File Number
----------------------                                    ----------------------
October 31, 2001                                                         0-28973
        0-28973

                          BioPulse International, Inc.
                          -----------------------------
                 (Name of small business issuer in its chapter)

              Nevada                                    87-0634278
----------------------------------          ------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)

10421 South Jordan Gateway, Suite 500, South Jordan, Utah               84095
---------------------------------------------------------           ------------
(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number, including area code     (801) 523-0101
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

As of October 31, 2001, issuer had approximately 10,926,746 shares of its $.001 par value common stock outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Pages F-3 through F-13 will directly follow.

         Consolidated Balance Sheet as of October 31, 2001
         and October 31, 1999                                             F-2

         Consolidated Statement of Operations for the three
         months ended October 31, 2001 and 2000                           F-3

         Consolidated Statement of Cash Flows for the three
         months ended October 31, 2001 and 2000                           F-4

         Notes to Financial Statements                                    F-5

                          Biopulse International, Inc.
                           Consolidated Balance Sheet


                                     Assets
                                                     October 31,    October 31,
                                                         2001            2000
                                                     -----------    -----------
Current Assets
       Cash                                          $     7,631    $   104,189
       Escrow Account                                    255,280
       Accounts receivable (net of allowance for            --          112,940
            doubtful accounts)
       Inventory                                          64,327         83,502
       Note Receivable - Employee                           --            9,800
       Note Receivable                                      --           19,032
       Prepaid Rent , Current                               --          135,080
                                                     -----------    -----------
 Total Current Assets                                    327,238        464,543
                                                     -----------    -----------

 Property & Equipment, Net (Note 2)                    1,235,023        848,238
 Intangable Assets                                       637,500        689,706

 Other Assets
       Deposits                                            8,731          8,731
       Prepaid Rent - Net of Current Portion                --          151,594
                                                     -----------    -----------
 Total Other Assets                                        8,731        160,325
                                                     -----------    -----------
 Total Assets                                        $ 2,208,492    $ 2,162,812
                                                     ===========    ===========

                      Liabilities and Stockholders' Equity

 Current Liabilities
       Accounts Payable                              $   502,064    $    92,739
       Accrued Expenses                                   81,000         20,081
       Notes Payable                                     500,000        911,600
       Unearned Revenue                                     --           30,466
                                                     -----------    -----------
 Total Current Liabliities                             1,083,064      1,054,886
                                                     -----------    -----------
 Total Liabilities                                     1,083,064      1,054,886
                                                     -----------    -----------

 Stockholders Equity
       Preferred Stock                                 3,000,000           --
       Common Stock                                       10,927          7,464
       Additional Paid in Capital                      4,925,386      1,226,934
       Less Subscriptions Receivable                     (99,266)      (119,586)
       Treasury Stock                                     (4,283)          --
       Accumulated Deficit                            (6,707,336)        (6,886)
                                                     -----------    -----------
       Total Stockholders' Equity                      1,125,428      1,107,926
                                                     -----------    -----------
 Total Liabilities and Stockholders' Equity          $ 2,208,492    $ 2,162,812
                                                     ===========    ===========

               See Notes to the Consolidated Financial Statements

                          Biopulse International, Inc.
                      Consolidated Statement of Operations

                                                   For the Three    For the Three
                                                    Months Ended    Months Ended
                                                 October 31,2001    October 31, 2000
                                                    ------------    ------------
Revenues                                            $     20,001    $  1,159,680
Cost of Sales                                              4,773         398,359
                                                    ------------    ------------
Gross Profit                                              15,228         761,321
                                                    ------------    ------------
Operating Expenses

General and Administrative                               628,600         679,803
Research & Development                                    20,000             --
                                                    ------------    ------------
Total Expenses                                           648,600         679,803
                                                    ------------    ------------
Net Profit (Loss) From Operations                       (633,372)         81,518

Net Income (Loss) before taxes                          (633,372)         81,518

Provision for Income taxes
                                                    ------------    ------------
Net Income  (Loss)                                  $   (633,372)   $     81,518
                                                    ============    ============

Net Income Per Share                                $      (0.06)   $       0.01

Weighted average Shares Outstanding                   10,926,746       7,464,110

Fully diluted earnings per share                    $      (0.01)   $       0.01

Fully diluted weighted-average shares outstanding     72,026,364       8,626,443

               See Notes to the Consolidated Financial Statements

                          Biopulse International, Inc.
                      Consolidated Statement of Cash Flows

                                                    For The Three    For The Three
                                                     Months Ended    Months Ended
                                                 October 31, 2001    October 31, 2000
                                                        ---------    ---------
Cash flows from operating activities

Net Income                                              $(633,372)   $  81,518
Adjustment to reconcile net income
       to cash provided by operations
       Depreciation and Amortization                       58,616       42,144
       (Increase) decrease in receivables                    --        (95,910)
       (Increase) decrease in Inventory                     4,773       (6,408)
       (Increase) decrease in Prepaid rent                   --         30,000
       Increase (decrease) in payables                    220,259      (12,048)
       Increase (decrease) in credit card debt            (51,737)        --
       Increase (decrease) in accrued expenses             60,513      (10,065)
       Increase (decrease) in unearned fees               (47,318)
                                                        ---------    ---------
       Net cash provided by operating activities         (340,948)     (18,087)
                                                        ---------    ---------


Cash flows from investment activities
       Purchase of Equipment                                 --       (160,379)
       Acquisition of Intangable assets                      --       (700,000)
                                                        ---------    ---------
Net Cash (used) provided by investing activities             --       (860,379)
                                                        ---------    ---------

Cash flows from Financing Activities
       Issued common stock for cash                          --         75,000
       Increase (decrease) in short-term debt                --        825,600
       (Increase) decreace in subscription receivable        --         40,000
                                                        ---------    ---------
Net cash (used) provided by financing activities             --        940,600
                                                        ---------    ---------

Net increase (decrease) in cash                          (340,948)      62,134

Cash, beginning of period                                 603,859       42,055
                                                        ---------    ---------
Cash, end of period                                     $ 262,911    $ 104,189
                                                        =========    =========

               See Notes to the Consolidated Financial Statements

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

         e.  Provision for Income Taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately 6,000,000 that will be offset against future taxable income pursuant to limitations of the Internal Revenue Code. These NOL carryforwards begin to expire in the year 2000. No tax benefit has been reported in the financial statements because BioPulse believes there is a 50% or greater chance the carryforward will expire unused, and are limited pursuant to the Internal Revenue Code. The loss from the year ended July 31, 1999 can be used to offset income for the period ended October 31, 2000. Accordingly, no tax provision has been recorded.

         Deferred tax assets and the valuation account is as follows at October 31, 2001 and October 31, 2000:

                                           October 31, 2001    October 31, 2000
-----------------------------------------------------------  ------------------
     Deferred tax asset:
         NOL carrryforward               $        2,000,000  $          700,000
     Valuation allowance                         (2,000,000)           (700,000)
                                         ------------------  ------------------

         Total                           $               -   $               -
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

         i.  Accounts Receivable Allowance

         BioPulse periodically reviews accounts receivable and the allowance for doubtful accounts. At October 31, 2000 the allowance was $8,435 and at October 31, 2001 the allowance was $0, since there were no receivables at October 31, 2001.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

                                                    October 31,    October 31,
                                                       2001           2000
                                                    -----------    -----------
Property and Equipment consists of the following:
     Furniture & Equipment                          $   172,031    $   171,301
     Medical Equipment                                  676,497        683,104
     Lab Equipment                                      209,061           --
     Leasehold improvements                             437,416         93,576
     Auto                                                 4,000           --
     Accumulated Depreciation                          (263,982)      (103,743)
                                                    -----------    -----------
         Total Property & Equipment                 $ 1,235,023    $   848,238
                                                    ===========    ===========


NOTE 2 - Property and Equipment (continued)

         Depreciation expense was $ 46,116 and $31,850 for the three months ended October 31, 2001 and 2000, respectively.

NOTE 3 - Intangible Assets

         BioPulse capitalized as intangible assets the purchase cost of the rights to certain technologies acquired from Aidan Inc. in August 2000. These assets are amortized over their estimated useful life or the life of related patents whichever is shorter. BioPulse does not expect the technology to become obsolete during the 17 year useful life of the patents. The technology and licenses acquired cover the world except for experimental use in the United States.

         Intangible assets consist of the following at October 31, 2001:

         Intangible Assets              $ 700,000
         Accumulated Amortization         (62,500)
                                        ---------
              Total Intangible Assets   $ 637,500
                                        =========

         Amortization expense was $12,500 for the quarter ended October 31, 2001.

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

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

         During the year ended July 31, 2001 BioPulse issued the following:

             -    35,000 shares of common stock for cash at $3 per share.

             - 60,000 shares of common stock for equipment valued at $60,000 ($1 per share.)

             - 2,353,636 shares of common stock for cash at $0.41 per share. In addition warrants were attached to these shares to purchase 189,000 shares of common stock. The exercise price shall be fifty percent of the lesser of: 1) $6.375 or 2) the average closing price for the five trading days immediately preceding the effective date of a registration statement covering these warrants.

             - 1,050,000 shares of common stock pursuant to consulting with Liviakis Financial Communications (LFC) for investor relations services for one year valued at $2,961,000 ($2.82 per share, the fair market value on the date the contract was signed). The shares were non- assessable upon signing on November 2, 2000. In addition, the contract provides for cash commissions to LFC of 2.5% of the value of debt or equity financing and 2% of the value of the merger or acquisition for which LFC has acted as a finder. This contract has been terminated.

             - 80,000 shares were issued to three individuals for services valued at $679,370. The cost of these services will be recorded as general and administrative costs during the quarter ended January 31, 2001.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

         Options:

             - At August 3, 2000 the company issued 1,500,000 options to purchase common stock at $2.75 (market price) to Aiden, Inc. in partial consideration for technology rights. The shares are exercisable as follows:

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

         The above options expire August 3, 2005.

         The company has issued to Hunts Drive Ltd. in connection with the issuance of preferred stock outstanding warrants to purchase up to 184,300 common shares with an exercise price of $8.40 per share. These warrants were granted on January 24, 2001 and expire on January 24, 2006.

         The company also issued to Hunts Drive, Ltd. in connection with the issuance of preferred stock warrants to purchase up to 150,000 common shares with an exercise price of $8.53 per share. These warrants were granted on January 24, 2001 and expire on January 24,2006.

         In January 2001, in connection with a private placement offering, the company issued to Hunts Drive, LLC, 3,000 shares of Series B Convertible Preferred at $1,000 per share. The Series B preferred shares may be converted at any time. Under the terms of a securities purchase agreement, Hunts Drive may convert each share of Series B preferred stock to shares of common stock having a market value of $1,000. The conversion price of the common stock upon receipt by us of a notice of conversion is equal to the lesser of $9.75 or 80% of the average of the three lowest closing bid prices of the common stock during the 20-day trading period immediately prior to the conversion date as quoted on the OTC Bulletin Board.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

         For so long as the company has not received a notice of conversion for the shares, we may redeem shares of our Series B preferred stock by serving a notice of redemption. The redemption price equals 130% of the liquidation value, plus all accrued but unpaid dividends on such shares. If the company delivers notice of redemption pursuant to the foregoing sentence, the holders will retain their conversion rights with respect to up to a maximum of 100% of the number of shares subject to the redemption.

         In connection with the sale of the Series B preferred stock, the company also issued to Hunts Drive a warrant to purchase up to 100,000 shares of our common stock. The warrants have an exercise price of $8.53 per share. Based on the Black Shoals calculation, the value of the beneficial conversion feature of the warrants is $7,000.

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

         Future minimum operating lease payments are as follows at July 31, 2001:

         2001                           $           92,7314
         2002                                       574,000
         2003                                       504,000
         2004                                       504,000
         2005                                        84,000
                                        -------------------
              Total                     $         1,758,731
                                        ===================

         BioPulse entered into a contract with Aidan Incorporated on August 3, 2000, to license patented and patentable technology. The license term is the life of the patents. The license covers world wide rights except rights for experimental use in the United States. The Company paid $700,000 for the license and granted 1,500,000 options described in Note 4.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

NOTE 5 - Commitments and Contingencies (continued)

         Aidan is required to apply for patents and pay the expenses of issuance of the patents.

         BioPulse has paid the $700,000 to Aidan but is still obligated under the options. BioPulse is required to file a registration statement to register the stock that will be issued upon exercise of the options.

         The Company entered into a contract with Brigham Young University effective December 1, 2000 to license patented technology. The license term is five years with an option to renew for an additional 5 years. The license covers the world wide rights to this technology except for the following Aisian countries : China, Japan, Taiwan, Malaysia, Indonesia, Philippines, Singapore and Korea. The company paid $ 100,000 for the license in December 2000 and is required to pay for further development of the technology. It will be required to pay an additional $800,000 when the technology is developed into a marketable product. It is estimated that this further development will require an expenditure of $ 100,000. The License requires payment of a 7% royalty due quarterly with the following minimum annual payments through 2005.

         2000              $               0
         2001                              0
         2002                              0
         2003                        100,000
         2004                        200,000
         2005                        400,000
                           -----------------
         Total             $         700,000
                           =================

If the company does not make these future payments BYU's only recourse is to terminate the license.

The company placed $300,000 in escrow to assure that there would be adequate funds to pay for the research and development of the TK-1 technology. Brigham Young University and the Company jointly control the escrow. There was $255,280 in the escrow account as of October 31, 2001.

The company has arranged with Covance Development to conduct the research required by its contract with BYU. The agreement with Covance is that Biopolse will pay Covance on a time and materials basis. The agreement may be terminated at any time by either party without notice.

The clinic that the company manages in Tijuana, Mexico was visited on February 15, 2001 by Mexican health authorities (Instituto de Servicios de salud Publica Del Estado De Baja California). The clinic held a license to operate as an

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      October 31, 2001 and October 31, 2000

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

A lawsuit has been filed in U.S. District Court by Duchess Advisors in connection with the raising of capital for the company in January 2001. Their claim is that they are due a commission in relation to the raising of that capital. The company paid commissions to Liviakis Financial and Roth Capital in connection with this transaction and does not believe that Duchess Advisors is entitled a commission. The potential liability is $30,000. Management does not believe that they will have any liability.

Note 6 - Notes Payable

The Company borrowed $500,000 from Hunts Drive, LLC in July 2001. The note is due with interest at 6.5% simple interest on October 1, 2001. 2,093,400 shares of stock owned by Loran Swensen and Jonathan Neville (officers and directors of the company) are security for the note. The note is in default.

Note 7 - Segment Reporting

During the year ended July 31, 2000, the company had a major customer (The Wicker Clinic) that was responsible for more than 10% of the company's annual revenue. The comnay trained some of Wicker Clinic staff in it protocols, sold equipment, and sent patients to the clinic. Most of the training was done at the clinic Biopulse managed in Tijuana, Mexico. The basis of segment reporting is due to the single customer requirements rather than geographic areas because revenue generated with the customers was generated in two geographic areas. Therefore no segment reporting is required.

ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS

Management's Discussion and Analysis

         The  following   discussion   contains  comments  about  the  financial
condition  of BioPulse  International,  Inc. for the Quarter  Ended  October 31,
2001.

Overview

         Since inception in January 1999, we have been refining our operations and developing our market. We have advertised in periodicals targeting potential patients, rented booths at trade shows, and sought to develop a good reputation through positive results and satisfied patients. We have introduced new treatments for our patients and expanded our market.

         From January 1999 we have managed Clinica BioPulso in Tijuana, Mexico, through a management contract with a physician licensed in Mexico. We were entitled to all revenues and are responsible for all expenses of the clinic. More than 90% of our operating revenues and expenses and profits were generated by the Mexican operations.

         During 2001, the Mexican government revamped its oversight of medical clinics subject to its jurisdiction. It sent new health department inspectors to review the operations and permits of many clinics in Tijuana, Mexico. This led to the closure of several clinics there. Clinica BioPulso also was inspected. The inspectors determined that while the clinic personnel were properly qualified, they had not submitted all of their protocols for government review. On February 15, 2001, one treatment room was closed pending review of the protocols. The clinic submitted applications for licenses for four protocols (insulin hypoglycemic therapy, chelation, colonic treatments, and dendrytic cell therapies) in May 2001. On May 9, 2001, the Instituto de Servicios de Salud Publica Del Estado De Baja California (the Mexican health authorities) reopened the treatment room. As a result of the new policy, the clinic decided not to seek new patients until all the necessary protocols had been approved. Approval of these permits are still pending.

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


Revenues

         The clinic produced almost no revenue during the quarter ended October 31, 2001, down from 1,569,680 from clinic operations for same period last year. This is due to our not accepting new cancer patients after being informed that we need additional permits from the Mexican government to offer the treatments that had bee previously offered as discussed above.


Costs and Expenses

         Cost of sales was $4,773 for the quarter ended October 31, 2001 down from $398,359 from the same period last year. This is due to the almost total loss of patients at the clinic. General and Administrative expenses were $628,600 for the quarter ended October 31, 2001 down from $679,803 for the same period last year. Most of the general and administrative expenses are fixed costs that are not controllable in the short run. One primary fixed cost is rent of the clinic in Tijuana, Mexico. The clinic rent is $42,000 per month and $329,000 is due as of October 31, 2001 and is included in accounts payable. The landlord is working with us to resume operations and it is in his best interest to not evict us. The lease was renegotiated in February 2001. Prior to the renegotiation, rent was charged on patient rooms as they were used and were a cost of sales. After the renegotiation, rent on the whole facility was charged as a fixed amount regardless of occupancy; thus rent on patient rooms became a fixed or general and administrative expense. The fixed rent increased $ 31,000 per month in February 2001. Staff salaries were reduced in the quarter ended October 31, 2001 by approximately 50,000 over the same period in the prior year.


Significant Elements of Income or Loss That Do Not Arise From Continuing Operations

         There were no significant elements of income or loss that do not arise from continuing operations.


Liquidity

         As of October 31, 2001, the Company had current assets of $327,238 and current liabilities of $1,083,064. Clinic operations had been generating near breakeven cash flow through January 2001 but due to the change in the regulatory climate in Mexico and resulting decrease in the number of patients that have been treated at the clinic, the clinic has generated net negative cash flow since January 2001. We have used most of our cash resources as of October 31, 2001 and have laid off most of our administrative personnel and the Mexican clinic has laid off most of it personnel until operations resume. The officers have continued to work and their salaries have accrued but have not been paid during October and November. As of October 31, 2001, we have approximately $250,000 in cash in escrow with Brigham Young University and expect to be able to access $150,000 of that. That would leave more than enough to pay for the expected costs to complete development of the TK-1 diagnostic test. As of October 1, 2001 we are in default on our loan of $500,000 with Hunts Drive Ltd. That loan was secured by the 2,093,400 shares of stock owned by Loran Swensen and Johathan Neville, Officers and Directors of the company. We expect to be able to reopen the clinic in Tijuana under a new agreement with the doctors where they would use our equipment and facility and would pay us a flat fee for that and consulting services

         We believe that cash flow from the operations of the Clinica BioPulso in Tijuana, Mexico, will be positive in the foreseeable future.


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


Material Commitments for Capital Expenditures and Capital Resources

         There are no material commitments for capital expenditures. BioPulse has committed to develop the ELISA kit for the TK-1 diagnostic technology that was acquired from Brigham Young University. This is expected to cost less than $50,000.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         A lawsuit has been filed in U.S. District Court by Duchess Advisors in connection with the raising of capital for the company in January 2001. Their claim is that they are due a commission in relation to the raising of that capital. The company paid commissions to Liviakis Financial and Roth Capital in connection with this transaction and does not believe that Duchess Advisors is entitled a commission. The potential liability is $30,000. Management does not believe that they will have any liability.

ITEM 2   CHANGES IN SECURITIES

         None

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


                                   BioPulse International, Inc.


Date: December 21, 2001            By: /s/ Reid Jilek
                                   ------------------
                                           Reid Jilek
                                           CEO


Date: December 21, 2001            By: /s/ Michael Jones
                                   ---------------------
                                           Michael Jones
                                           Treasurer / CFO