Form 10QSB
period 2002-01-31
BIOPULSE INTERNATIONAL INC/
filed 2002-03-18
CIK 1102939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                                   Commission File Number
----------------------                                   ----------------------
    January 31, 2002                                                    0-28973
        0-28973

                          BioPulse International, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its chapter)

              Nevada                                      87-0634278
----------------------------------         -----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

7063  South 700 West, Midvale, Utah                                 84047
-----------------------------------                             ------------
(Address of principal executive offices)                           (Zip Code)

         Issuer's telephone number, including area code     (801) 301-0484
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

As of January 31, 2002, issuer had approximately 15,113,546 shares of its $.001 par value common stock outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

Pages F-2 through F-13 will directly follow.

         Consolidated Balance Sheet as of January 31, 2002 and January 31, 2001         F-2

         Consolidated Statement of Operations for the three and six
         months ended January 31, 2002 and 2001                                         F-3


         Consolidated Statement of Cash Flows for the three and six
         months ended October 31, 2002 and 2001                                         F-4


         Notes to Financial Statements                                                  F-5

                          Biopulse International, Inc.
                           Consolidated Balance Sheet


                                     Assets
                                     ------
                                                    January 31    January 31
                                                       2002          2001
                                                   -----------    -----------
                                                   (unaudited)    (unaudited)

Current Assets
      Cash                                         $    11,403    $ 1,274,597
      BYU Escrow                                   $    51,280
      Accounts receivable (net of allowance for           --           39,500
           doubtful accounts)
      Inventory                                           --           73,856
      Note Receivable - Employee                          --            9,800
      Note Receivable - Related Party (note 8)            --           13,032
      Prepaid Rent , Current                              --          135,080
                                                   -----------    -----------
Total Current Assets                                    62,683      1,545,865
                                                   -----------    -----------

Property & Equipment, Net (Note 2)                     398,804      1,031,584
Intangable Assets                                         --        1,479,412

Other Assets
      Prepaid Rent - Net of Current Portion               --           37,065
      Deposits                                            --            8,731
                                                   -----------    -----------
Total Other Assets                                           0         45,796
                                                   -----------    -----------
Total Assets                                       $   461,487    $ 4,102,657
                                                   ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
      Accounts Payable                             $   725,123    $    19,922
      Accrued Expenses                                 125,040         19,953
      Unearned Revenue                                    --           10,441
      Notes Payable (Note 7)                           500,000           --
                                                   -----------    -----------
Total Current Liabliities                            1,350,163         50,316
                                                   -----------    -----------
Total Liabilities                                    1,350,163         50,316
                                                   -----------    -----------

Stockholders Equity
      Preferred Stock                                3,000,000      3,000,000
      Common Stock                                      15,134          9,458
      Additional Paid in Capital                     4,921,179      6,307,446
      Less Subscriptions Receivable                    (99,266)       (99,266)
      Treasury Stock                                    (4,283)
      Retained Earnings                             (8,721,440)    (5,165,297)
                                                   -----------    -----------
      Total Stockholders' Equity                      (888,676)     4,052,341
                                                   -----------    -----------
Total Liabilities and Stockholders' Equity         $   461,487      4,102,657
                                                   ===========    ===========


                          Biopulse International, Inc.
                      Consolidated Statement of Operations


                                                For the              For the             For the Six          For the Six
                                             Quarter Ended        Quarter Ended         Months Ended         Months Ended
                                             January 31, 2002     January 31, 2001    January 31, 2002      January 31, 2001
                                           -----------------------------------------------------------------------------------
                                              (unaudited)          (unaudited)           (unaudited)          (unaudited)
Revenues                                                                  $703,241                20,001            1,862,921
Cost of Goods Sold                                                         298,137                 4,773              696,496
                                           ------------------   -------------------  -------------------- --------------------
Gross Profit                                               0               405,104                15,228            1,166,425
                                           ------------------   -------------------  -------------------- --------------------
Operating Expenses
Research and Development                               7,000                                      27,000
General and Administrative                           459,057             5,481,987             1,067,657            6,161,790
                                           ------------------   -------------------  -------------------- --------------------
Total Expenses                                       466,057             5,481,987             1,094,657            6,161,790
                                           ------------------   -------------------  -------------------- --------------------
Net Profit (Loss) From Operations                   (466,057)           (5,076,883)           (1,079,429)          (4,995,365)
(Loss) Recognized From
Discontinued Operations                           (1,568,047)                                 (1,568,047)
Net Income (Loss) before taxes                    (2,034,104)           (5,076,883)           (2,647,476)          (4,995,365)
Provision for Income taxes
                                           ------------------   -------------------  -------------------- --------------------
Net Income  (Loss)                               ($2,034,104)          ($5,076,883)           (2,647,476)          (4,995,365)
                                           ==================   ===================  ==================== ====================

Net Income Per Share                                  ($0.13)               ($0.54)               ($0.20)              ($0.59)

Weighted average Shares Outstanding               15,113,546             9,458,246            13,036,011            8,410,595

Fully diluted earnings per share                      ($0.03)               ($0.49)               ($0.20)              ($0.59)

Fully diluted weighted-average
shares outstanding                                76,213,164            10,458,679            74,135,629            9,144,145



                 Biopulse International, Inc.
             Consolidated Statement of Cash Flows

                                                                     For six months                     For six months
                                                                 ended January 31, 2002             ended January 31, 2001
                                                               ---------------------------       -----------------------------
                                                                      (unaudited)                        (unaudited)
Cash flows from operating activities

Net Income                                                                   $ (1,094,657)                       $ (4,995,365)
Adjustment to reconcile net income
       to cash provided by operations
       Depreciation and Amortization                                               58,616                              88,113
       (Increase) decrease in receivables                                                                             (22,470)
       (Increase) decrease in Inventory                                             4,773                               3,238
       (Increase) decrease in Prepaid rent                                                                             63,001
       Increase (decrease) in payables                                            437,276                             (84,865)
       Increase (decrease) in credit card debt                                    (51,737)
       Increase (decrease) in accrued expenses                                    104,553                             (10,193)
       Increase (decrease) in unearned fees                                                                           (67,343)
       Stock issued for services                                                                                    4,596,600
                                                               ---------------------------       -----------------------------
       Net cash provided by operating activities                                 (541,176)                           (429,284)
                                                               ---------------------------       -----------------------------


Cash flows from investment activities
       Purchase of Equipment                                                                                         (379,380)
       Acquisition of Intangable assets                                                                            (1,500,000)
                                                               ---------------------------       -----------------------------
Net Cash (used) provided by investing activities                                        0                          (1,879,380)
                                                               ---------------------------       -----------------------------

Cash flows from Financing Activities
       Issued common stock for cash                                                                                 1,065,000
       Issued perfered stock for cash                                                                               2,495,906
       (Increase) decreace in subscription receivable                                                                  60,300
       Cash received from debt financing                                                                              (80,000)
                                                               ---------------------------       -----------------------------
Net cash (used) provided by financing activities                                        0                           3,541,206
                                                               ---------------------------       -----------------------------

Net increase (decrease) in cash                                                  (541,176)                          1,232,542

Cash, beginning of period                                                         603,859                              42,055
                                                               ---------------------------       -----------------------------
Cash, end of period                                                               $62,683                          $1,274,597
                                                               ===========================       =============================


                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001


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

     Deferred tax assets and the valuation account is as follows at January 31, 2002 and January 31, 2001:

                                            January             January
                                            31, 2002            31, 2001
-----------------------------------------------------  ------------------
     Deferred tax asset:
         NOL carrryforward         $      2,000,000    $         700,000
     Valuation allowance                  (2,000,000)           (700,000)
                                   ------------------  ------------------

         Total                     $               -   $               -
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

         i.  Accounts Receivable Allowance

         BioPulse periodically reviews accounts receivable and the allowance for doubtful accounts. At January 31, 2001 the allowance was zero and at January 31, 2001 the allowance was $ 3,000.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

         j.  Inventory

         Inventory is recorded at the lower of cost or market on the first-in, first-out basis, and consists primarily of medicine, medical supplies and nutritional supplements. The inventory on hand as of January 31, 2002 was written off because there is not a strong market to liquidate the inventory.

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001



                                                                   January          January 31
                                                                  31, 2002            31, 2001
---------------------------------------------------------------------------  ------------------
Property and Equipment consists of the following:
     Furniture & Equipment                                $        172,031   $         178,247
     Medical Equipment                                             676,497             720,627
     Lab Equipment                                                 209,061             142,885
     Leasehold improvements                                            --              125,243
     Auto                                                            4,000               4,000
     Accumulated Depreciation                                     (263,982)           (139,418)
                                                          -----------------  ------------------
         Total Property & Equipment                                797,607           1,031,584
     Reduction to Liquidation Value                               (398,803)
                                                          -----------------  ------------------
     Net Property and Equipment                           $         398,804  $        1,031,584
                                                           ================   =================

NOTE 2 - Property and Equipment (continued)

         Depreciation expense was $ -0- and $31,850 for the three months ended January 31, 2002 and 2001, respectively.

NOTE 3 - Intangible Assets

         BioPulse capitalized as intangible assets the purchase cost of the rights to certain technologies acquired from Aidan Inc. in August 2000. The unamortized cost of these rights has been written off as a cost of discontinued operations associated with the closure of the clinic in Tijuana, Mexico in January 2002 (See note 8).

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001


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

         During the year ended July 31, 2002 Biopulse issued the following:

                            4,186,800 shares were issued to two officers and shareholders to replace their shares that taken as security for a note that the company defaulted on. Two restricted replacement shares were issued for each free-trading share as security.

         Options:

                  - At August 3, 2000 the company issued 1,500,000 options to purchase common stock at $2.75 (market price) to Aiden, Inc. in partial consideration for technology rights. The shares are exercisable as follows:

                  -         700,000 immediately,

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001


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

         In connection with the sale of the Series B preferred stock, the company also issued to Hunts Drive a warrant to purchase up to 100,000 shares of our common stock. The warrants have an exercise price of $8.53 per share. Based on the Black Shoals calculation, the value of the beneficial conversion feature of the warrants is $7,000.
                                      F-10

NOTE 5 - Commitments and Contingencies

         The Company was committed to an operating lease for office space in Sandy, Utah. The lease requires the Company to pay monthly rent of $8,731 and expires December 2003. The landlord has agreed to terminate the lease December 1, 2001 for a payment of $70,000 due in July 2002.

         BioPulse entered into a contract with Aidan Incorporated on August 3, 2000, to license patented and patentable technology. The license term is the life of the patents. The license covers world wide rights except rights for experimental use in the United States. The Company paid $700,000 for the license and granted 1,500,000 options described in Note 4.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001


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

         2002                       $      0
         2003                        100,000
         2004                        200,000
         2005                        400,000
                           ------------------
         Total             $         700,000
                           ==================

If the company does not make these future payments BYU's only recourse is to terminate the license.

The company placed $300,000 in escrow to assure that there would be adequate funds to pay for the research and development of the TK-1 technology. Brigham Young University and the Company jointly control the escrow. There was $51,280 in the escrow account as of January 31, 2002.

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                      January 31, 2002 and January 31, 2001

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

Note 6 - Notes Payable

The Company borrowed $500,000 from Hunts Drive, LLC in July 2001. The note is due with interest at 6.5% simple on October 1, 2001. 2,093,400 shares of stock owned by Loran Swensen and Jonathan Neville (officers and directors of the company) are security for the note. The note is in default and the 2,093400 shares of stock have been transferred to the note holder.

Note 7 - Segment Reporting

During the year ended July 31, 2000, the company had a major customer (The Wicker Clinic) that was responsible for more than 10% of the company's annual revenue. The company trained some of Wicker Clinic staff in it protocols, sold equipment, and sent patients to the clinic. Most of the training was done at the clinic Biopulse managed in Tijuana, Mexico. The basis of segment reporting is due to the single customer requirements rather than geographic areas because revenue generated with the customers was generated in two geographic areas. Therefore no segment reporting is required.

Note 8 - Loss From Discontinued Operations

In January 2002 the clinic in Tijuana, Mexico was closed. This clinic was the first business operation of the company and has since its inception been its primary source of operating revenue. Clinic operations were curtailed after an inspection in February 2001. The Mexican regulators informed that clinic that it needed additional permits to perform its major Cancer treatments. The clinic had been inspected on three prior occasions and their operating permits reviewed without a problem. After experiencing delay after delay in obtaining the permits and draining the company's working capital management decided to close the clinic. The following cost are associated with closing the clinic:


Write Off Inventory                                         $        64,327
Write Off Leasehold Improvements                                    437,416
Write Off Intangable Assets                                         637,500
Write Down Equipment to Liquidation Value                           398,804
Employee Severance Costs                                             30,000
                                                           -----------------
Total Loss From Discontinued Operations                     $     1,568,047
                                                           =================

ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS

Management's Discussion and Analysis

         The  following   discussion   contains  comments  about  the  financial
condition  of BioPulse  International,  Inc. for the Quarter  Ended  January 31,
2002.

Overview

         From January 1999 we have managed Clinica BioPulso in Tijuana, Mexico, through a management contract with a physician licensed in Mexico. We were entitled to all revenues and are responsible for all expenses of the clinic. More than 90% of our operating revenues and expenses and profits were generated by the Mexican operations.

         During 2001, the Mexican government revamped its oversight of medical clinics subject to its jurisdiction. It sent new health department inspectors to review the operations and permits of many clinics in Tijuana, Mexico. This led to the closure of several clinics there. Clinica BioPulso also was inspected. The inspectors determined that while the clinic personnel were properly qualified, they had not submitted all of their protocols for government review. On February 15, 2001, one treatment room was closed pending review of the protocols. The clinic submitted applications for licenses for four protocols (insulin hypoglycemic therapy, chelation, colonic treatments, and dendrytic cell therapies) in May 2001. On May 9, 2001, the Instituto de Servicios de Salud Publica Del Estado De Baja California (the Mexican health authorities) reopened the treatment room. As a result of the new policy, the clinic decided not to seek new cancer patients until all the necessary protocols had been approved. In January 2002 management closed the clinic because the timing of the approval of the permits was uncertain and it was there were no longer funds available to keep the clinic open.

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

Revenues

         The clinic produced almost no revenue during the quarter ended and six months ended January 31, 2002, down from $ 703,241 and 1,862,921 from clinic operations for same period last year. This is due to our not accepting new cancer patients after being informed that we need additional permits from the Mexican government to offer the treatments that had bee previously offered as discussed above.


Costs and Expenses

Cost of sales was $4,773 for the quarter and six months ended January 31, 2002 down from $ 298,137 and $ 696,496 from the same period last year. This is due to the almost total loss of patients at the clinic. General and Administrative expenses were $ 466,057 and $ 1,094657 for the quarter and six months ended January 31, 2002 down from $ 5,481,987 and $6,161,790 for the same period last year. Most of the general and administrative expenses for the prior year were for the value of stock issued for services. Most general and administrative expenses have been eliminated as of January 2002 due to the closing of the clinic in Tijuana Mexico.

Liquidity

                  As of January 31, 2002, the Company very little cash and is looking to sell its clinic equipment and sublicense some of its intellectual property. Most of the employees of Biopulse have been laid off and the remaining two employees are working for deferred salaries. These salaries are accrued as a liability on the financial statements. There are talks with a potential buyer of the equipment and licensee of the TK-1 technology that if the sale is completed would be sufficient to pay the accounts payable and accrued expenses. As of October 1, 2001 we are in default on our loan of $500,000 with Hunts Drive Ltd. That loan was secured by the 2,093,400 shares of stock owned by Loran Swensen and Johathan Neville, Officers and Directors of the company.


Seasonal Aspects

None

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


                                   BioPulse International, Inc.


Date: March 17, 2002               By: /s/ Reid Jilek
                                       ------------------------
                                           Reid Jilek
                                           CEO


Date: March 17, 2002               By: /s/ Michael Jones
                                       ------------------------
                                           Michael Jones
                                           Treasurer / CFO