Form 10QSB
period 2002-04-30
BIOPULSE INTERNATIONAL INC/
filed 2002-06-14
CIK 1102939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended:                                    Commission File Number
----------------------                                    ----------------------
    April 30, 2002                                               0-28973


                          BioPulse International, Inc.
                          ----------------------------
                 (Name of small business issuer in its chapter)

              Nevada                                          87-0634278
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

                    7063 South 700 West, Midvale, Utah 84047
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code (801) 301-0484

   Securities registered pursuant to section 12(b) of the Exchange Act: None


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

As of January 31, 2002, issuer had approximately 15,452,046 shares of its $.001 par value common stock outstanding.

                          PART I FINANCIAL INFORMATION
                          ----------------------------

ITEM 1   FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
         Consolidated Balance Sheet
           as of April 30, 2002 and April 30, 2001                  2

         Consolidated Statement of Operations
           for the three and nine months ended
           April 30, 2002 and April 30, 2001                        3

         Consolidated Statement of Cash Flows
           for the three and nine months ended
           April 30, 2002 and April 30, 2001                        4

         Notes to Consolidated Financial Statements                 5

         Management's Discussion and Analysis                      14

         Signatures                                                17


                           Consolidated Balance Sheet
                          Biopulse International, Inc.
                                     Assets
                                     ------
                                                      April 30        July 31,
                                                        2002            2001
                                                    ------------    -----------
                                                    (unaudited)

Current Assets
      Cash                                           $       389        331,584
      Escrow Account                                      56,543        272,275
      Inventory                                                0         69,100
                                                     -----------    -----------
 Total Current Assets                                     56,932        672,959
                                                     -----------    -----------

Property & Equipment, Net (Note 2)                       398,804      1,281,139
Intangible Assets                                              0        650,000

Other Assets
      Deposits                                                 0          8,731
                                                     -----------    -----------
 Total Other Assets                                            0          8,731
                                                     -----------    -----------
 Total Assets                                        $   455,736      2,612,829
                                                     ===========    ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                               $   725,123    $   281,805
      Accrued Expenses                                   204,340         20,487
      Notes Payable (Note 7)                             500,000        500,000
      Credit Card                                         51,737       -$51,737
                                                     -----------    -----------
Total Current Liabilities                              1,429,463        854,029
                                                     -----------    -----------
Total Liabilities                                      1,429,463        854,029
                                                     -----------    -----------

Stockholders Equity
      Preferred Stock                                  2,999,000      3,000,000
      Common Stock                                        15,483         10,927
      Additional Paid in Capital                       4,921,830      4,925,386
      Less Subscriptions Receivable                      (99,266)       (99,266)
      Treasury Stock                                      (4,283)        (4,283)
      Accumulated Deficit                             (8,806,491)    (6,073,964)
                                                     ------------    -----------
      Total Stockholders' Equity                        (973,727)     1,758,800
                                                     ------------    -----------
Total Liabilities and Stockholders' Equity           $   455,736    $ 2,612,829
                                                     ===========     ===========

        See accompanying Notes to the Consolidated Financial Statements.


                          Biopulse International, Inc.
                      Consolidated Statement of Operations


                                                            For the           For the            For the Nine      For the Nine
                                                         Quarter Ended     Quarter Ended         Months Ended      Months Ended
                                                         April 30, 2002    April 30, 2001       April 30, 2002    April 30, 2001
                                                         --------------    --------------       --------------    --------------
                                                          (unaudited)        (unaudited)          (unaudited)       (unaudited)

Revenues                                                  $      1,250       $    265,360       $     21,251       $  2,128,281
Cost of Goods Sold                                                   0       $    117,682              4,773            814,178
                                                          ------------       ------------       ------------       ------------
Gross Profit                                              $      1,250       $    147,678             16,478          1,314,103
                                                          ------------       ------------       ------------       ------------
Operating Expenses:
Research and Development                                             0                  0             27,000                  0
General and Administrative                                      86,301          1,453,792          1,153,958          7,615,582
                                                          ------------       ------------       ------------       ------------
Total Expenses                                            $     86,301       $  1,453,792          1,180,958          7,615,582
                                                          ------------       ------------       ------------       ------------
Net Profit (Loss) From Operations                              (85,051)        (1,306,114)        (1,164,480)        (6,301,479)
(Loss) Recognized from Discontinued Operations                       0                  0         (1,568,047)                 0
                                                                                                                   ------------
Net Income (Loss) before taxes                                 (85,051)        (1,306,114)        (2,732,527)        (6,301,479)
Provision for Income taxes                                           0                  0                  0                  0
                                                          ------------       ------------       ------------       ------------
Net Income  (Loss)                                        ($    85,051)      ($ 1,306,114)      ($ 2,732,527)      ($ 6,301,479)
                                                          ============       ============       ============       ============

Net Income Per Share                                      ($      0.01)      ($      0.14)      ($      0.19)      ($      0.72)

Weighted average Shares Outstanding                         15,452,046          9,458,246         14,145,511          8,759,812

Fully diluted earnings per share                          ($      0.00)      ($      0.07)      ($      0.04)      ($      0.51)

Fully diluted weighted-average
  shares outstanding                                        76,551,664         18,910,038         75,245,129         12,452,500

        See accompanying Notes to the Consolidated Financial Statements.


          Consolidated Statement of Cash Flows for the three and nine
                          Biopulse International, Inc.
                      Consolidated Statement of Cash Flows

                                                            For nine months         For nine months
                                                          ended April 30, 2002    ended April 30, 2001
                                                          --------------------    --------------------
                                                              (unaudited)             (unaudited)

Cash flows from operating activities

Net Income                                                    $(1,164,480)         $(6,301,479)
Adjustment to reconcile net income
       to cash provided by operations
       Depreciation and Amortization                               58,615              143,236
       (Increase) decrease in receivables                            --                 11,180
       (Increase) decrease in Inventory                             4,773               11,942
       (Increase) decrease in prepaid rent                         63,001
       (Increase) decrease in deposits                              8,731
       Increase (decrease) in payables                            413,318              (62,051)
       Increase (decrease) in credit card debt                    (51,737)
       Increase (decrease) in accrued expenses                    183,853              (10,193)
       Increase (decrease) in unearned fees                          --                (67,338)
       Stock issued for services                                     --              4,596,600
                                                              -----------          -----------
       Net cash provided by operating activities                 (546,927)          (1,615,102)
                                                              -----------          -----------


Cash flows from investment activities
       Purchase of Equipment                                         --               (565,607)
       Cash loan to related party                                    --                 19,032
       Cash for prepaid rent                                         --                   --
       Acquisition of Intangible assets                              --             (1,100,000)
                                                              -----------          -----------
Net Cash (used) provided by investing activities                        0           (1,646,575)
                                                              -----------          -----------

Cash flows from Financing Activities
       Issued common stock for cash                                  --              1,065,000
       Issued preferred stock for cash                                --              2,495,906
       Principal payment on short term debt                          --                (86,000)
       (Increase) decrease in subscription receivable                --                 60,300
       Purchase of treasury stock                                    --                   --
                                                              -----------          -----------
Net cash (used) provided by financing activities                        0            3,535,206
                                                              -----------          -----------

Net increase (decrease) in cash                                  (546,927)             273,529

Cash, beginning of period                                         603,859               42,055
                                                              -----------          -----------
Cash, end of period                                           $    56,932          $   315,584
                                                              ===========          ===========

        See accompanying Notes to the Consolidated Financial Statements.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001


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

     Deferred tax assets and the valuation account is as follows at July 31, 2001 and July 31, 2000:

                                                   July                July
                                               31, 2001            31, 2000
                                         --------------        -------------
     Deferred tax asset:
         NOL carrryforward              $    2,000,000         $    700,000
     Valuation allowance                    (2,000,000)            (700,000)

         Total                          $          --          $        --

         f.   Principles of Consolidation

         These financial statements include the books of Biopulse International,
Inc.  and  its  wholly  owned   subsidiary   Biopulse,   Inc.  All  intercompany
transactions and balances have been eliminated in the consolidation.

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

         i.  Accounts Receivable Allowance

         BioPulse periodically reviews accounts receivable and the allowance for doubtful accounts. At April 30, 2001 and at April 30, 2001 there were no accounts receivable and the allowance was zero.

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001


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

                                                        April                April
                                                      30, 2002             30, 2001
                                                    -----------         -----------
Property and Equipment consists of the following:
Furniture & Equipment                               $   172,031         $   186,397
Medical Equipment                                       676,497             776,533
Lab Equipment                                           209,061             148,115
Leasehold improvements                                     --               471,468
Auto                                                      4,000               4,000
Accumulated Depreciation                               (263,982)           (154,042)
    Total Property & Equipment                          797,607           1,432,471
Reduction to Liquidation Value                         (398,803)
Net Property and Equipment                          $   398,804         $ 1,432,471


                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001


NOTE 2 - Property and Equipment (continued)

         Depreciation expense was $ 58,615 and $143,236 for the nine months ended April 30, 2002 and 2001, respectively.

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001


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

         - 1,050,000 shares of common stock pursuant to consulting with Liviakis Financial Communications (LFC) for investor relations services for one year valued at $2,961,000 ($2.82 per share, the fair market value on the date the contract was signed). The shares were non-assessable upon signing on November 2, 2000. In addition, the contract provides for cash commissions to LFC of 2.5% of the value of debt or equity financing and 2% of the value of the merger or acquisition for which LFC has acted as a finder. This contract has been terminated.

         - 80,000 shares were issued to three individuals for services valued at $679,370. The cost of these services will be recorded as general and administrative costs during the quarter ended January 31, 2001.

         During the year ended July 31, 2002 Biopulse issued the following:

         - 4,186,800 shares were issued to two officers and shareholders to replace their shares that taken as security for a note that the company defaulted on. Two restricted replacement shares were issued for each free-trading share as security.

         Options:

         - At August 3, 2000 the company issued 1,500,000 options to purchase common stock at $2.75 (market price) to Aiden, Inc. in partial consideration for technology rights. The shares are exercisable as follows:

         -  700,000 immediately,

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001


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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001



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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001


NOTE 5 - Commitments and Contingencies (continued)

         Aidan is required to apply for patents and pay the expenses of issuance of the patents.

         BioPulse has paid the $700,000 to Aidan but is still obligated under the options. BioPulse is required to file a registration statement to register the stock that will be issued upon exercise of the options.

         The Company entered into a contract with Brigham Young University effective December 1, 2000 to license patented technology. The license term is five years with an option to renew for an additional 5 years. The license covers the world wide rights to this technology except for the following Aisian countries: China, Japan, Taiwan, Malaysia, Indonesia, Philippines, Singapore and Korea. The company paid $ 100,000 for the license in December 2000 and is required to pay for further development of the technology. It will be required to pay an additional $800,000 when the technology is developed into a marketable product. It is estimated that this further development will require an expenditure of $ 100,000. The License requires payment of a 7% royalty due quarterly with the following minimum annual payments through 2005.

         2002                       $      0
         2003                        100,000
         2004                        200,000
         2005                        400,000
         Total                      $700,000

If the company does not make these future payments BYU's only recourse is to terminate the license.

The company placed $300,000 in escrow to assure that there would be adequate funds to pay for the research and development of the TK-1 technology. Brigham Young University and the Company jointly control the escrow. There was $56,543 in the escrow account as of April 30, 2002.

The company has arranged with Covance Development to conduct the research required by its contract with BYU. The agreement with Covance is that Biopulse will pay Covance on a time and materials basis. The agreement may be terminated at any time by either party without notice.

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

                          Biopulse International, Inc.
                        Notes to the Financial Statements
                        April 30, 2002 and April 30, 2001


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

Note 8 - Loss From Discontinued Operations

In January 2002 the clinic in Tijuana, Mexico was closed. This clinic was the first business operation of the company and has since its inception been its primary source of operating revenue. Clinic operations were curtailed after an inspection in February 2001. The Mexican regulators informed that clinic that it needed additional permits to perform its major Cancer treatments. The clinic had been inspected on three prior occasions and their operating permits reviewed without a problem. After experiencing delay after delay in obtaining the permits and draining the company's working capital management decided to close the clinic. The following costs are associated with closing the clinic:

                                                            $        64,327
Write Off Leasehold Improvements                                    437,416
Write Off Intangible Assets                                         637,500
Write Down Equipment to Liquidation Value                           398,804
Employee Severance Costs                                             30,000
                                                           -----------------
Total Loss From Discontinued Operations                     $     1,568,047
                                                           =================

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis
------------------------------------

         The  following   discussion   contains  comments  about  the  financial
condition of BioPulse International, Inc. for the Quarter Ended April 30, 2002.

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

         Prior acquiring TK-1 technology in December, 2000, we have not incurred material research and development expenses outside of the treatment of patients at the clinic in Tijuana, Mexico. We conducted research and development using data from records of the patients treated at the clinic in Mexico to determine the effectiveness of the treatments. Additionally, we are working with the doctors who are modifying the treatments based on the data received from the treatment of patients. This limited research and development has been integrated into the patient care given to paying patients, and we have not had any material research and development costs to date that were distinguishable from patient care. All costs of patient care have been expensed in the period in which they were incurred. We paid $100,000 for the TK-1 technology that is not refundable should we not be able to develop a marketable product. This $100,000 has been expensed as research and development expenses plus the costs incurred to develop TK-1 into a marketable product.

         During 2000, we had an outpatient clinic at our office in Utah. The revenues and expenses generated by this clinic were not material, and the clinic no longer has any ongoing patient care operations.

Revenues
--------

         The clinic produced almost no revenue during the quarter ended and six months ended April 30, 2002, down from $ 285,360 and $ 2,128,281 from clinic operations for same period last year. This is due to our not accepting new cancer patients after being informed that we need additional permits from the Mexican government to offer the treatments that had bee previously offered as discussed above.


Costs and Expenses
------------------

         Cost of sales was $4,773 for the and nine months ended April 30, 2002 down from $ 117,682 and $ 814,178 from the same period last year. This is due to the almost total loss of patients at the clinic. General and Administrative expenses were $ 86,301 and $ 1,453,792 for the quarter and nine months ended April 30, 2002 down from $ 1,153,958 and $ 7,615,582 for the same period last year. Most of the general and administrative expenses for the prior year were for the value of stock issued for services. Most general and administrative expenses have been eliminated as of January 2002 due to the closing of the clinic in Tijuana Mexico.

Liquidity
---------

         As of April 30, 2002, the Company has very little cash and is looking to sell its clinic equipment and sublicense some of its intellectual property. The clinic has a potential buyer for the clinic and to sublicense TK-1 technology in Europe. Most of the employees of Biopulse have been laid off and the remaining two employees are working for deferred salaries. These salaries are accrued as a liability on the financial statements. There are talks with a potential buyer of the equipment and licensee of the TK-1 technology that if the sale is completed would be sufficient to pay the accounts payable and accrued expenses. As of October 1, 2001 we are in default on our loan of $500,000 with Hunts Drive Ltd. That loan was secured by the 2,093,400 shares of stock owned by Loran Swensen and Jonathan Neville, Officers and Directors of the company.


Seasonal Aspects
----------------

None


Material Commitments for Capital Expenditures and Capital Resources
-------------------------------------------------------------------

         There are no material commitments for capital expenditures. BioPulse has committed to develop the ELISA kit for the TK-1 diagnostic technology that was acquired from Brigham Young University. This is expected to cost less than $50,000.

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1   LEGAL PROCEEDINGS

         A lawsuit has been filed in U.S. District Court by Duchess Advisors in connection with the raising of capital for the company in January 2001. Their claim is that they are due a commission in relation to the raising of that capital. The company paid commissions to Liviakis Financial and Roth Capital in connection with this transaction and does not believe that Duchess Advisors is entitled a commission. Issuing 200,000 shares of stock to the plaintiff has settled this lawsuit.

ITEM 2   CHANGES IN SECURITIES

         None


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5   OTHER INFORMATION

         None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BioPulse International, Inc.


Date: March 17, 2002                       By: /s/ Reid Jilek
                                               ---------------------------
                                                   Reid Jilek
                                                   Chief Executive Officer

Date: June 14, 2002                       By: /s/ Michael Jones
                                               ---------------------------
                                                   Michael Jones
                                                   Treasurer
                                                   Chief Financial Officer